Form 10QSB
period 1994-10-31
MULTI SOLUTIONS INC
filed 1995-11-16
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1994

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to

  Commission File Number:  0-12162

                              MULTI SOLUTIONS, INC
        (Exact name of small business issuer as specified in its charter)

           NEW JERSEY                                           22-2418056
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

              4262 US Route 1, Monmouth Junction, New Jersey 08852
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (908) 329-9200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   |X|               No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                          Outstanding at October 31, 1994
------------------------------------        ------------------------------------
      Common Stock, par value                           15,806,898
         $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine and three months ended October 31, 1994.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1995.

     The results reflected for the nine and three months ended October 31, 1994 are not necessarily indicative of the results for the entire fiscal year.

Multi Solutions, Inc and Subsidiary

CONSOLIDATED BALANCE SHEETS

                                                       October 31,   January 31,
                                                          1994          1994
                                                      (Unaudited)
                                                      -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                            $      --      $    33,454
     Accounts receivable( net of allowance of
        $32,880 and $25,269 respectively)                131,622        253,223
     Prepaid expenses and other current assets            13,500         12,828
                                                     -----------    -----------
                                                         145,122        299,505

FURNITURE AND EQUIPMENT, AT COST
     Research and development equipment                  368,382        368,382
     Office furniture and other                          111,550        173,625
                                                     -----------    -----------
                                                         479,932        542,007
     Less accumulated depreciation and amortization     (471,173)      (527,477)
                                                     -----------    -----------
                                                           8,759         14,530

OTHER ASSETS
     Capitalized software and development costs        2,549,277      2,325,706
          Less accumulated amortization               (1,800,056)    (1,624,955)
                                                     -----------    -----------
                                                         749,221        700,751

                                                     $   903,102    $ 1,014,786
                                                     ===========    ===========

Multi Solutions, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

                                                      October 31,   January 31,
                                                         1994          1994
                                                     (Unaudited)
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Notes payable                                      $    56,250    $   321,415
  Accrued payroll                                         36,556         30,977
  Payroll and other taxes payable                         80,000        118,034
  Accounts payable and accrued expenses                  445,699        371,260
  Deferred  Compensation due officers/shareholders       340,749        274,942
  Accrued Officer Compensation                           146,323         16,916
  Deferred revenues                                      340,087        292,835
  Loans from officers                                     39,500           --
                                                     -----------    -----------
                                                       1,485,164      1,426,379

DEFERRED REVENUES - Net of Current Portion               243,750        243,750

STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
  $ .001 Par Value
  Issued and outstanding: 15,806,898 (1995) and
  15,257,198 (1994) Respectively                          15,807         15,257
  Additional paid-in capital                           8,420,537      8,322,141
  Accumulated deficit                                 (9,262,156)    (8,992,741)
                                                     -----------    -----------
                                                        (825,812)      (655,343)

                                                     $   903,102    $ 1,014,786
                                                     ===========    ===========

Multi Solutions, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Nine Months Ended                    Three Months Ended
                                                                         October 31,                           October 31,

                                                                   1994               1993               1994               1993
                                                               ------------       ------------       ------------       ------------
Revenues
     License fees                                             $    151,492       $    649,354       $     85,814       $    457,754
     Maintenance Revenue                                           389,384            360,648            318,604            142,871
     Consulting and other fees                                      36,008             99,157             13,961             63,700
                                                              ------------       ------------       ------------       ------------
              Total revenues                                       576,884          1,109,159            418,379            664,325


Operating expenses
     Software development and technical support                    349,567            514,355             81,338            173,391
     Selling and administrative expenses                           492,738            622,062            195,360            205,883
                                                              ------------       ------------       ------------       ------------
              Total expenses                                       842,305          1,136,417            276,698            379,274

              Loss from operations                                (265,421)           (27,258)           141,681            285,051

Other Income (Expenses)
     Interest income
     Interest expense                                               (3,994)           (36,392)            (1,465)           (15,800)
                                                              ------------       ------------       ------------       ------------
                                                                    (3,994)           (36,392)            (1,465)           (15,800)

              NET LOSS                                        $   (269,415)      $    (63,650)      $    140,216       $    269,251
                                                              ============       ============       ============       ============

Weighted average number of shares outstanding                   15,196,415         15,321,000         15,196,415         15,582,198
                                                              ============       ============       ============       ============

Loss per share                                                $      (0.02)      $      (0.01)      $       --         $      (0.02)
                                                              ============       ============       ============       ============

Multi Solutions, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                                      October 31,
                                                                                      1994              1993
                                                                                   ---------          ---------
Cash flows from operating activities
     Net loss                                                                      $(269,415)         $ (63,650)
     Adjustments to reconcile net loss to net cash
           provided (used) by operating activities
        Depreciation and amortization                                                180,872            321,817
        Common stock issued as compensation to officers                                 --               58,042
        Discount to investors                                                           --                 --
        Changes in assets and liabilities
           Decrease (increase) in accounts receivable                                121,601           (370,047)
           (Increase) decrease in prepaid expenses and other current  assets            (672)                 3
           Increase in accrued payroll                                                32,477           (129,520)
           (Decrease) in payroll and other taxes payable                            (154,816)              --
           Increase (decrease) in accounts payable and accrued expenses               94,992             (5,470)
           Increase (decrease) in accrued officer compensat                           84,453               --
           Increase in deferred compensation                                         180,092               --
           (Decrease) increase in deferred revenues                                   47,252             (1,000)
           Increase (decrease) in long term deferred revenues                           --                 --
                                                                                   ---------          ---------
                    Net cash provided by operating activities                        316,836           (189,825)

Cash flows from investing activities
     Capitalized software development cost                                          (223,571)          (125,000)
     Loan to officer                                                                  39,500            (10,500)
     Capital Expenditures                                                               --                7,653
                                                                                   ---------          ---------
                    Net cash used in investing activities                           (184,071)          (127,847)

Cash flows from financing activities
     Net (repayments) borrowings under loan and line of credit ageements            (265,165)           (13,500)
     Issuance of Convertable notes in private placement                                                 268,060
     Investment in subsidiary by minority shareholders                                                   27,500
     Issuance of Stock                                                                98,946
                                                                                   ---------          ---------
                    Net cash provided by (used in) financing activities             (166,219)           282,060

                    Net (decrease) in cash                                           (33,454)           (35,612)

Cash at beginning of year                                                             33,454             45,365

Cash at end of year                                                                $    --            $   9,753
                                                                                   =========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine months Ended October 31, 1994 Compared to Nine monhts Ended October 31, 1993 and three months ended October 31, 1994 compared to three months ended October 31, 1993

Revenues for the current nine months of fiscal year 1994 decreased $532,275 or 47.9% compared with the comparable period of the prior year. Revenues for the three month period decreased $245,946 compared with the comparable period of the prior year. The decrease revenues is attributable to decreased license and maintenance fees.

Operating expenses as a percent of revenues for the nine month period was 146% compared with 102.4% for the comparable period of the prior year. Operating expense as a percent of revenues for the current three month period was 66.1%compared with 57.1% for the prior year. The increase in operating expenses as a percent of revenues was primarily attributable to the lower revenue volume.

The operating loss, before other income (expense) of $(265,421) for the current nine month period decreased $238,163 compared with the comparable period of the prior year. Operating Income, before other income (expense) $141,681 for the current three month decreased $143,370, compared with comparable period of the prior year.

Other income (expense) for the current nine month period was ($3,994) as compared with ($36,392) for the comparable period of the prior year. The decrease is attributable to tax penalties attributed in the prior year not incurred in the current year.

For the current nine month period , net loss of $(269,415) or ($.02) cents per share was incurred compared with a net loss of ($63,500) in the prior period or ($.01) cents per share an increase of $205,915. For the current three month period, a net income of $140,216 or .00 cents per share was incurred compared with a income of $269,251 in the comparable period for the prior year an decrease of $129,035.

Major Customers

     In the first nine months of 1994 , IBM accounted for 13.2% of total revenues. In the first nine months of 1993, IBM accounted for 10.7% and Exxon accounted for 11.3%.

Liquidity and Capital Resources

     At October 31, 1994, the Company had a negative working capital position of ($1,340,042); and has been experiencing cash flow problems.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

     Multi Soft has entered into an International Software Licensing Agreement with IBM which grants IBM the non-exclusive rights and license to market an extended runtime version of Multi Soft's WCL product as an IBM logo product. This IBM EXTENDED VERSION of Multi Soft's WCL is named IMS Client Server(TM) for Windows. It provides remote presentation support for IMS. Multi Soft and IBM also have entered into International Marketing Agreements to market Multi Soft's WCL Toolkit under the name IMS Client Server Toolkit(TM) for Windows in the United States, Puerto Rico, the Asian Pacific Region, Europe, the Middle East and Africa and Canada.

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL(TM). Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties.

     It is Multi Soft's intent to remain a technology provider and search out multiple distribution channels, rather than to try and grow via an expensive direct sales force. This allows the focus to stay on technology, with a low overhead cost for each distribution channel used. However, if the Company obtains additional funds from operations or otherwise, it plans to expand in-house marketing activities by advertising in trade publications and by conducting targeted mailing.

Dividend Policy

     The Company has not declared or paid any dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation

     Management believes that inflation has not had a material effect on its operations for the periods presented.

PART II - OTHER INFORMATION

Item 1. Exhibits and Reports on Form 8-K

            (a) Exhibits

                  27. Financial Data Schedule

             (b) Reports on Form 8-K

 .

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MULTI SOLUTIONS, INC.

Dated: November 3, 1995

                                   By:  /S/ CHARLES J. LOMBARDO
                                      ------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer