Form 10QSB
period 1995-04-30
MULTI SOLUTIONS INC
filed 1995-11-16
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from____ to_____

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

Issuer's telephone number, including area code:(908) 329-9200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                           Outstanding at April 30, 1995
-----------------------                  ------------------------------
Common Stock, par value                              15,806,898
    $.001 per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended April 30, 1995.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1995.

     The results reflected for the three months ended April 30, 1995 are not necessarily indicative of the results for the entire fiscal year.

Multi Solutions, Inc and Subsidiary
CONSOLIDATED BALANCE SHEETS

                                                       April 30,    January 31,
                                                            1995           1995
                                                     (Unaudited)
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
  Cash                                               $      --      $    18,342
  Accounts receivable(net of allowance of
  $32,880 and $37,063 respectively)                      116,411         95,791
  Prepaid expenses and other current assets               21,457         17,310
                                                     -----------    -----------
                                                         137,868        131,443


FURNITURE AND EQUIPMENT, AT COST
  Research and development equipment                     368,382        368,382
  Office furniture and other                             111,550        111,550
                                                     -----------    -----------
                                                         479,932        479,932
  Less accumulated depreciation and amortization         474,098)      (473,666)
                                                     -----------    -----------
                                                           5,834          6,266


OTHER ASSETS

  Capitalized software and development costs           1,702,546      1,613,516
  Less accumulated amortization                         (965,639)      (886,605)
                                                     -----------    -----------
                                                         736,907        726,911

                                                     $   880,609    $   864,620
                                                     ===========    ===========

Multi Solutions, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

                                                       April 30,    January 31,
                                                            1995          1995
LIABILITIES AND STOCKHOLDERS' DEFICIENCY             (Unaudited)
                                                     -----------    -----------

CURRENT LIABILITIES
   Notes payable                                     $    50,695    $    53,729
   Accrued payroll                                        53,079         31,190
   Payroll and other taxes payable                        77,706         78,607
   Accounts payable and accrued expenses                 403,690        414,303
   Deferred  Compensation due officers/shareholders      437,935        371,713
   Accrued Officer Compensation                          194,788        152,246
   Deferred revenues                                     267,332        289,391
   Loans from officers                                     2,900         22,000
                                                     -----------    -----------
                                                       1,488,125      1,413,179


 DEFERRED REVENUES-Net of Current Portion                190,169        200,886


STOCKHOLDERS' DEFICIENCY

  Common stock, authorized 40,000,000 shares
  $ .001 Par Value
  Issued and outstanding: 15,806,898 (1995) and
  15,257,198 (1994) Respectively                          15,807         15,807
  Additional paid-in capital                           8,420,537      8,420,537
  Accumulated deficit                                 (9,234,029)    (9,185,789)
                                                     -----------    -----------
                                                        (797,685)      (749,445)

                                                     $   880,609    $   864,620
                                                     ===========    ===========

Multi Solutions, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             April 30,
                                                         1995              1994
                                                 ------------      ------------
Revenues
  License fees                                   $    143,058      $     27,460
  Maintenance Revenue                                 128,857            12,846
  Consulting and other fees                             2,289           153,817
                                                 ------------      ------------
             Total revenues                           274,204           194,123


Operating expenses
  Software development and
   technical support                                   74,470            94,743
  Selling and administrative expenses                 246,991           202,168
                                                 ------------      ------------
             Total expenses                           321,461           296,911

             Loss from operations                     (47,257)         (102,788)


Other Income (Expenses)

  Interest expense                                       (983)           (6,264)
  Loss on Disposal of leasehold improvements
  Special discount to investors
  Other income
                                                 ------------      ------------
           NET LOSS                              $    (48,240)     $   (109,052)
                                                 ============      ============

Weighted average number of shares outstanding      15,846,240        15,226,807
                                                 ============      ============

Loss per share                                       NIL               NIL
                                                 ============      ============

Multi Solutions, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Three Months Ended
                                                                                                                 April 30,
                                                                                                           1995                1994
                                                                                                      ---------           ---------
Cash flows from operating activities
  Net loss                                                                                            $ (48,240)          $(109,052)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities
      Depreciation and amortization                                                                      79,466              60,858
      Common stock issued as compensation to officers                                                      --                  --
      Discount to investors                                                                                --                  --
      Changes in assets and liabilities
        Decrease (increase) in accounts receivable                                                      (20,620)             96,428
        (Increase) decrease in prepaid expenses and other current assets                                 (4,147)             (4,282)
        Increase  in accrued payroll                                                                     21,889             (34,460)
        (Decrease) in payroll and other taxes payable                                                      (901)               --
        Increase (decrease) in accounts payable and accrued expenses                                    (10,612)           (100,054)
        Increase (decrease) in accrued officer compensation                                              42,540                --
        Increase in deferred compensation                                                                66,222                --
        (Decrease) increase  in deferred revenues                                                       (22,059)             95,118
        Increase (decrease) in long term deferred revenues                                              (10,716)               --
                                                                                                      ---------           ---------
          Net cash provided by operating activities                                                      92,822               4,556

Cash flows from investing activities
  Capitalized software development cost                                                                 (89,030)            (93,441)

          Net cash used in investing activities                                                         (89,030)            (93,441)
                                                                                                      ---------           ---------

Cash flows from financing activities
  Net (repayments) borrowings under loan and line of credit ageements                                   (22,134)             55,431
                                                                                                      ---------           ---------
          Net cash provided by (used in) financing activities                                           (22,134)             55,431

          Net (decrease)  in cash                                                                       (18,342)            (33,454)

Cash at beginning of year                                                                                18,342              33,454

Cash at end of year                                                                                   $    --                  --
                                                                                                      =========           =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months Ended April 30, 1995 Compared to three months ended April 30, 1994

Revenues for the current three months of fiscal year 1995 increased 80,081 or 41.2% compared with the comparable period of the prior year. The increase in revenues is attributable to increased license and maintenance fees as a result of customer requests for product updates, technical assistance and support.

Operating expenses as a percent of revenues for the three month period was 117.2% compared with 153.% for the comparable period of the prior year. The decrease in operating expenses as a percent of revenues was primarily attributable to the higher revenue volume and a reduction in technical support salaries,offset by an increase in Selling and Administrative expenses.

The operating loss, before other income (expense) of $47,257 for the current three month period decreased $55,531 compared with the comparable period of the prior year. Other income (expense) for the current three month period was ($983) as compared with ($6264) for the comparable period of the prior year.

For the current three month period , a net loss of $48,240 or ($.00) cents per share was incurred compared with a net loss of ($109,052) or ($.00) cents per share an decrease of $60,812.

Major Customers

     In the first three months of 1995, IBM accounted for 31.25% of total revenues. In the first three months of 1994, American International Group accounted for 12% of total revenues.

Liquidity and Capital Resources

     At April 30, 1995, the Company had a negative working capital position of ($1,350,257); and has been experiencing cash flow problems.

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

                                MULTI SOLUTIONS, INC.

Dated: November 3, 1995

                                   By: /s/ Charles J. Lombardo
                                       -----------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer