Form 10QSB
period 1995-07-31
MULTI SOLUTIONS INC
filed 1995-11-16
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1995

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

                         Yes   |X|              No | |

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                            Outstanding at July 31, 1995
     ------------------------                    ----------------------------
     Common Stock, par value                             15,806,898
         $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six and three months ended July 31, 1995.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1995.

     The results reflected for the six and three months ended July 31, 1995 are not necessarily indicative of the results for the entire fiscal year.

Multi Solutions, Inc and Subsidiary

CONSOLIDATED BALANCE SHEETS

                                                       July 31,      January 31,
                                                         1995           1995
                                                     (Unaudited)
                                                     -----------    -----------
ASSETS

CURRENT ASSETS
     Cash                                            $    79,243    $    18,342
     Accounts receivable( net of allowance of
     $32,880 and $37,063 respectively)                    32,422         95,791
     Prepaid expenses and other current assets            30,524         17,310
                                                     -----------    -----------
                                                         142,189        131,443


FURNITURE AND EQUIPMENT, AT COST
     Research and development equipment                  368,382        368,382
     Office furniture and other                          111,550        111,550
                                                     -----------    -----------
                                                         479,932        479,932
     Less accumulated depreciation and amortization     (475,243)      (473,666)
                                                     -----------    -----------
                                                           4,689          6,266

OTHER ASSETS

     Capitalized software and development costs        1,791,574      1,613,516
          Less accumulated amortization               (1,049,124)      (886,605)
                                                     -----------    -----------
                                                         742,450        726,911

                                                     $   889,328    $   864,620
                                                     ===========    ===========

Multi Solutions, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

                                                       July 31,     January 31,
                                                         1995           1995
LIABILITIES AND STOCKHOLDERS' DEFICIENCY             (Unaudited)
                                                     -----------    -----------
CURRENT LIABILITIES
  Notes payable                                      $    47,604    $    53,729
  Accrued payroll                                         77,323         31,190
  Payroll and other taxes payable                         73,093         78,607
  Accounts payable and accrued expenses                  382,810        414,303
  Deferred  Compensation due officers/shareholders       504,159        371,713
  Accrued Officer Compensation                           245,537        152,246
  Deferred revenues                                      244,952        289,391
  Loans from officers                                      1,400         22,000
                                                     -----------    -----------

                                                       1,576,878      1,413,179



DEFERRED REVENUES-Net of Current Portion                  29,453        200,886


STOCKHOLDERS' DEFICIENCY

    Common stock, authorized 40,000,000 shares
    $ .001 Par Value
    Issued and outstanding: 15,806,898 (1995) and
    15,257,198 respectively                               15,807         15,807
    Additional paid-in capital                         8,420,537      8,420,537
    Accumulated deficit                               (9,153,347)    (9,185,789)
                                                     -----------    -----------
                                                        (717,003)      (749,445)

                                                     $   889,328    $   864,620
                                                     ===========    ===========

Multi Solutions, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Six Months Ended                    Three Months Ended
                                                                         July 31,                               July 31,
                                                                  1995               1994               1995               1994
                                                              ------------       ------------       ------------       ------------
Revenues
     License fees                                             $    388,146       $     44,250       $    245,088       $     16,790
     Maintenance Revenue                                           280,763             70,780            151,906             57,934
     Consulting and other fees                                      12,195            170,614              9,906             16,797
                                                              ------------       ------------       ------------       ------------
              Total revenues                                       681,104            285,644            406,900             91,521


Operating expenses
     Software development and technical support                    153,391            268,229             78,921            173,486
     Selling and administrative expenses                           492,650            308,114            245,659            105,946
                                                              ------------       ------------       ------------       ------------
              Total expenses                                       646,041            576,343            324,580            279,432

              Income (Loss) from operations                         35,063           (290,699)            82,320           (187,911)


Other Income (Expenses)

     Interest expense                                               (2,621)           (11,196)            (1,638)            (4,932)



                                                              ------------       ------------       ------------       ------------


              NET INCOME (LOSS)                               $     32,442       $   (301,895)      $     80,682       $   (192,843)
                                                              ============       ============       ============       ============

Weighted average number of shares outstanding                   15,846,240         15,257,198         15,846,240         15,257,198
                                                              ============       ============       ============       ============

Loss per share                                                     NIL            $     (0.02)           NIL           $      (0.01)
                                                              ============       ============       ============       ============

MULTI -SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Six Months Ended
                                                                                     July 31,
                                                                                1995         1994
                                                                             ---------    ---------
Cash flows from operating activities
      Net Income (loss)                                                      $  32,442    $(301,895)

      Adjustments to reconcile net Income (loss) to net cash provided (used) by operating activities

      Depreciation and amortization                                            164,096      121,355
      Common stock issued as compensation to employees                            --
      Discount to investors                                                       --

      Changes in assets and liabilities
              Due to / from Multi Solutions                                       --
              (Increase) decrease in accounts receivable                        63,369      259,349
              Decrease in prepaid expenses and other current assets            (13,214)      (6,106)
              Increase (decrease) in accrued payroll                            46,133       (7,811)
              (Decrease) in payroll and other taxes payable                     (5,514)        --
              Increase (decrease) in accounts payable and accrued expenses     (31,494)     (75,135)
              (Decrease) increase in accrued officer compensation               93,291         --
              Increase  in Deferred Compensation                               132,446         --
              Increase (decrease) in deferred revenues                         (44,439)      88,118
              Increase (decrease) in long term deferred revenues              (171,432)        --
                                                                             ---------    ---------

                     Net cash provided  by operating activities                265,684       77,875


Cash flows from investing activities

      Capital Expenditures net of  disposition                                               (1,339)
      Capitalized software  development costs                                 (178,058)    (156,340)
                                                                             ---------    ---------

                     Net cash used in investing activities                    (178,058)    (157,679)



Cash flows from financing activities
      Net repayments under loan and line of credit ageements                   (26,725)      46,350


                                                                             ---------    ---------


                     Net cash provided by (used ) In financing activities      (26,725)      46,350



                     NET INCREASE (DECREASE) IN CASH                            60,901      (33,454)


Cash at beginning of year                                                       18,342       33,454

Cash at end of year                                                          $  79,243    $    --
                                                                             =========    =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months Ended July 31, 1995 Compared to six monhts Ended July 31, 1994 and three months ended July 31, 1995 compared to three months ended July, 31 1994

Revenues for the current six months of fiscal year 1995 increased $395,460 or 138.4% compared with the comparable period of the prior year. Revenues for the three month period increased $315,379 compared with the comparable period of the prior year. The increase in revenues is attributable to increased license and maintenance fees as a result of customer requests for product updates, technical assistance and support. The current second quarter also reflects the recognition of $150,000 of the prior years Long Term Deferred Revenue.

Operating expenses as a percent of revenues for the six month period was 94.8% compared with 201.7% for the comparable period of the prior year. Operating expense as a percent of revenues for the current three month period was 79.7%compared with 305.3% for the prior year. The decrease in operating expenses as a percent of revenues was primarily attributable to the higher revenue volume and a reduction in technical support salaries.

The operating income, before other income (expense) of $35,063 for the current six month period increased $326,762 compared with the comparable period of the prior year. Operating Income, before other income (expense) of $82,320 for the current three month increased $270,231compared with comparable period of the prior year.

Other income (expense) for the current six month period was ($2,621) as compared with ($11,196) for the comparable period of the prior year. The decrease is attributable to the special discount granted to investors in the prior year which did not occur in the current period.

For the current six month period , net income of $32,442 or ($.00) cents per share was incurred compared with a net loss of ($301,895) or ($.02) cents per share an increase of $334,337. For the current three month period, a net income of $80,682 or $.00 cents per share was incurred compared with a loss of ($192,843) in the comparable period for the prior year an increase of $273,525.

Major Customers

     In the first six months of 1995, IBM accounted for 47.19% of total revenues. In the first six months of 1994, IBM accounted for 10.7% and Exxon accounted for 11.3%.

Liquidity and Capital Resources

     At July 31, 1995, the Company had a negative working capital position of ($1,434,689); and has been experiencing cash flow problems.

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