Form 10QSB
period 1995-10-31
MULTI SOLUTIONS INC
filed 1995-12-18
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to _____

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

                                 Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                                 Outstanding at October 31, 1995
-----------------------                         -------------------------------
Common Stock, par value                                    15,806,698
    $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine and three months ended October 31, 1995.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1995.

     The results reflected for the nine and three months ended October 31, 1995 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOLUTIONS, INC.
BALANCE SHEETS

                                                               October 31,   January 31,
                                                                  1995          1995
                                                              (Unaudited)
                                                              -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                                     $    64,823    $    18,342
     Accounts Receivable (net of allowance
      of $23,169 and $37,063 respectively)                         32,664         95,791
     Prepaid expenses and other current assets                     37,132         17,310
                                                              -----------    -----------
                                                                  134,619        113,101
FURNITURE AND EQUIPMENT
     Research and Development Equipment                           368,381        259,907
     Office furniture and other equipment                         111,550         10,052
                                                              -----------    -----------
                                                                  479,931        269,959
     Less: Accumulated Depreciation                              (475,652)      (263,693)
                                                              -----------    -----------
                                                                    4,279          6,266
OTHER ASSETS
     Capitalized software development costs                     1,880,604      1,613,516
     Less accumulated amortization                             (1,137,062)      (886,605)
                                                              -----------    -----------
                                                                  743,542        726,911
                                                              -----------    -----------
                                                              $   882,440    $   864,620
                                                              ===========    ===========

MULTI SOLUTIONS, INC
BALANCE SHEETS

                                                              October 31,    January 31,
                                                                 1995           1995
                                                              (Unaudited)
                                                              -----------    -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                                     $    44,404    $    53,729
     Accrued payroll                                               86,080         31,190
     Payroll and other taxes payable                               80,390         78,607
     Accounts Payable                                             385,901        414,303
     Deferred compensation due officer/shareholders               570,382        371,713
     Accrued officer compensation                                 288,078        152,246
     Deferred Revenues                                            182,962        289,391
     Loans from Officers                                            1,400         22,000
                                                              -----------    -----------
                                                                1,639,597      1,413,179
     DEFERRED REVENUES - net of current portion                    18,737        200,885
                                                              -----------    -----------
STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      9,983,979 respectively                                       15,807         15,807
     Additional paid-in capital, net of deferred                8,420,537      8,420,537
      compensation $357 and $2,150 respectively                (9,212,238)    (9,185,789)
                                                              -----------    -----------
     Accumulated deficit                                         (775,894)      (749,445)
                                                              -----------    -----------

                                                              $   882,440    $   864,619
                                                              ===========    ===========

MULTI SOLUTIONS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

                                                         Nine Months Ended            Three Months Ended
                                                            October 31,                   October 31,
                                                        1995           1994           1995          1994
                                                    -----------    -----------    -----------    -----------
REVENUES
      License fees                                  $   505,868    $   151,492    $   117,722    $    85,814
      Maintenance fees                                  414,409        389,384        133,646        318,604
      Consulting and Other fees                          40,507         36,008         28,312         13,961
                                                    -----------    -----------    -----------    -----------
              Total revenues                            960,784        576,884        279,680        418,379

EXPENSES
      Software development and technical support        236,764        349,567         83,373         81,338
      Selling and administrative                        746,548        492,738        253,898        195,360
                                                    -----------    -----------    -----------    -----------
              Total expenses                            983,312        842,305        337,271        276,698
                                                    -----------    -----------    -----------    -----------
              Income (Loss) from operations             (22,528)      (265,421)       (57,591)       141,681

OTHER (EXPENSE)
      Interest Expense                                   (3,921)        (3,994)        (1,300)        (1,465)
              Total other (expense)                      (3,921)        (3,994)        (1,300)        (1,465)

              NET INCOME (LOSS)                     $   (26,449)   $  (269,415)   $   (58,891)   $   140,216
                                                    ===========    ===========    ===========    ===========
              Weighted average shares outstanding     9,189,000      8,882,905      9,189,000      9,502,035
                                                    ===========    ===========    ===========    ===========
              Income (Loss) per share                       Nil    $     (0.04)           Nil    $      0.01
                                                    ===========    ===========    ===========    ===========

MULTI SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Nine Months Ended
                                                                                   October 31,
                                                                                1995         1994
                                                                             ---------    ---------
Cash flows from operating activities
      Net Income (loss)                                                      $ (26,449)   $(269,415)
      Adjustments to reconcile net Income (loss) to net cash
           provided (used) by operating activities
      Depreciation and amortization                                            252,443      180,872
      Common stock issued as compensation to employees                            --
      Discount to investors                                                       --

      Changes in assets and liabilities
              Due to/from Multi Solutions                                                      --
              (Increase) decrease in accounts receivable                        63,127      121,601
              Decrease in prepaid expenses and other current assets            (19,822)        (672)
              Increase (decrease) in accrued payroll                            54,890       32,477
              (Decrease) in payroll and other taxes payable                      1,783     (154,816)
              Increase (decrease) in accounts payable and accrued expenses     (28,402)      94,992
              (Decrease) increase in accrued officer compensation              135,832       84,453
              Increase in Deferred Compensation                                198,669      180,092
              Increase (decrease) in deferred revenues                        (106,429)      47,252
              Increase (decrease) in long term deferred revenues              (182,148)        --
                                                                             ---------    ---------
                     Net cash provided (used) by operating activities          343,494      316,836

Cash flows from investing activities
      Loan to officers                                                                       39,500
      Capitalized software development costs                                  (267,088)    (223,571)
                                                                             ---------    ---------
                     Net cash used in investing activities                    (267,088)    (184,071)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements                    (9,325)    (265,165)
      Payment of line of credit                                                (20,600)
      Amortization of Stock Grants
      Issuance of Common Stock                                                    --         98,946
                                                                             ---------    ---------
                     Net cash provided by (used) In financing activities       (29,925)    (166,219)

                     NET INCREASE (DECREASE) IN CASH                            46,481      (33,454)

Cash at beginning of year                                                       18,342       33,454

Cash at end of year                                                          $  64,823    $    --
                                                                             =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations nine months Ended October 31, 1995 Compared to nine months Ended October 31, 1994 and three months ended October 31, 1995 compared to three months ended October, 31 1994

Revenues for the current nine months of fiscal year 1995 increased $383,900 or 66.5% compared with the comparable period of the prior year. Revenues for the three month period decreased $138,699 compared with the comparable period of the prior year. The increase in revenues for the nine month period is attributable to increased license and maintenance fees as a result of customer requests for product updates, technical assistance and support.

Operating expenses as a percent of revenues for the nine month period was 100.2% compared with 146% for the comparable period of the prior year. Operating expense as a percent of revenues for the current three month period was 121% compared with 66% for the prior year. The decrease in operating expenses, for the nine month period, as a percent of revenues was primarily attributable to the higher revenue volume and a reduction in technical support salaries, offset by an increase in Selling and Administrative expenses.

The operating loss, before other income (expense) of $22,528 for the current nine month period decreased $242,893 compared with the comparable period of the prior year. Operating Loss, before other income (expense) $57,591 for the current three month increased $199,272 compared with the operating income of 141,681 for the comparable period of the prior year.

Other income (expense) for the current nine month period was ($3,921) as compared with ($3,994) for the comparable period of the prior year.

For the current nine month period, net loss of $26,449 or ($.00) cents per share was incurred compared with a net loss of $269,415 or ($.04) cents per share a decrease of $242,966. For the current three month period, a net loss of $58,891 or .00 cents per share was incurred compared with net income of $140,216 in the comparable period for the prior year.


Major Customers

     In the first nine months of 1995, IBM accounted for 47.19% of total revenues. In the first nine months of 1994, IBM accounted for 13.9% of revenues.


Liquidity and Capital Resources

     At October 31, 1995 the Company had a negative working capital position of $1,504,978 and has been experiencing cash flow problems.

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

                                  MULTI SOFT, INC.

Dated: December 13, 1995

                                  By:  /s/ Charles J. Lombardo
                                      ____________________________________
                                  Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer