Form 10QSB
period 1996-04-30
MULTI SOLUTIONS INC
filed 1996-06-13
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______

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

                                            Yes   X               No
                                                ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                           Outstanding at April 30, 1996
- ------------------------------------        ----------------------------------
        Common Stock, par value                          17,881,898
          $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended April 30, 1996.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1996.

     The results reflected for the three months ended April 30, 1996 are not necessarily indicative of the results for the entire fiscal year.

Multi Solutions, Inc and Subsidiary
CONSOLIDATED BALANCE SHEETS



                                                       April 30,     January 31,
                                                         1996           1996
                                                     (Unaudited)
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
  Cash                                               $    10,485    $    89,575
  Accounts receivable( net of allowance of
  $32,880and $37,063 respectively)                       111,195        100,428
  Prepaid expenses and other current assets               16,532         13,532
                                                     -----------    -----------
                                                         138,212        203,535


FURNITURE AND EQUIPMENT, AT COST
  Research and development equipment                     261,957        259,907
  Office furniture and other                              10,053         10,053
                                                     -----------    -----------
                                                         272,010        269,960
  Less accumulated depreciation and amortization        (266,476)      (266,066)
                                                     -----------    -----------
                                                           5,534          3,894


OTHER ASSETS
  Capitalized software and development costs           1,541,681      1,980,130
       Less accumulated amortization                    (850,477)    (1,256,153)
                                                     -----------    -----------
                                                         691,204        723,977



                                                     $   834,950    $   931,406
                                                     ===========    ===========

Multi Solutions, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS



                                                       April 30,     January 31,
                                                         1996           1996
LIABILITIES AND STOCKHOLDERS' DEFICIENCY             (Unaudited)
                                                     -----------    -----------

CURRENT LIABILITIES
     Notes payable                                   $    36,489    $    41,099
     Accrued payroll                                      19,510         30,285
     Payroll and other taxes payable                      61,370         74,993
     Accounts payable and accrued expenses               206,411        216,554
     Deferred Compensation due officers/shareholders     642,893        636,605
     Accrued Officer Compensation                        118,349        110,016
     Deferred revenues                                   295,800        309,792
                                                     -----------    -----------

                                                       1,380,822      1,419,344



 DEFERRED REVENUES-Net of Current Portion                      0          8,022




STOCKHOLDERS' DEFICIENCY
       Common stock, authorized 40,000,000 shares
       $ .001 Par Value
       Issued and outstanding: 17,806,898                 17,807         17,807
       Additional paid-in capital                      8,578,537      8,578,537
       Accumulated deficit                            (9,142,216)    (9,092,304)
                                                     -----------    -----------
                                                        (545,872)      (495,960)


                                                     $   834,950    $   931,406
                                                     ===========    ===========

Multi Solutions, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three Months Ended
                                                               April 30,
                                                          1996           1995
                                                     -----------    -----------
Revenues
     License fees                                    $    85,869    $   143,058
     Maintenance Revenue                                 159,753        128,857
     Consulting and other fees                               227          2,289
                                                     -----------    -----------
             Total revenues                              245,849        274,204


Operating expenses
     Software development and technical support           84,324         74,470
     Selling and administrative expenses                 210,413        246,991
                                                     -----------    -----------
             Total expenses                              294,737        321,461

             Loss from operations                        (48,888)       (47,257)


Other Income (Expenses)

     Interest expense                                     (1,024)          (983)


             NET LOSS                                $   (49,912)   $   (48,240)
                                                     ===========    ===========

Weighted average number of shares outstanding         17,806,898     15,846,240
                                                     ===========    ===========

Loss per share                                            NIL            NIL
                                                     ===========    ===========

Multi Solutions, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Three Months Ended
                                                                                    April 30,
                                                                                1996        1995
                                                                              --------    --------
Cash flows from operating activities
  Net loss                                                                    $(49,912)   $(48,240)
  Adjustments to reconcile net loss to net cash
            provided (used) by operating activities
      Depreciation and amortization                                             84,734      79,466
      Common stock issued as compensation to officers                                          --
      Discount to investors                                                                    --
      Changes in assets and liabilities
           Decrease (increase) in accounts receivable                          (10,767)    (20,620)
           (Increase) decrease in prepaid expenses and other current assets     (3,000)     (4,147)
           Increase  in accrued payroll                                        (10,775)     21,889
           (Decrease) in payroll and other taxes payable                       (13,623)       (901)
           Increase (decrease) in accounts payable and accrued expenses        (10,144)    (10,612)
           Increase (decrease) in accrued officer compensation                   8,333      42,540
           Increase in deferred compensation                                     6,288      66,222
           (Decrease) increase  in deferred revenues                           (13,992)    (22,059)
           Increase (decrease) in long term deferred revenues                   (8,022)    (10,716)
                                                                              --------    --------
                    Net cash provided (used) by operating activities           (20,880)     92,822

Cash flows from investing activities
  Capitalized software development cost                                        (51,550)    (89,030)
  Capitalized  Research and Developement                                        (2,050)        --
                                                                              --------    --------
                    Net cash used in investing activities                      (53,600)    (89,030)

Cash flows from financing activities
  Net (repayments) borrowings under loan and line of credit ageements           (4,610)    (22,134)

                                                                              --------    --------
                    Net cash provided by (used in) financing activities         (4,610)    (22,134)

                    Net (decrease)  in cash                                    (79,090)    (18,342)

Cash at beginning of year                                                       89,575      18,342

Cash at end of year                                                           $ 10,485    $   --
                                                                              ========    ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended April 30, 1996 compared to three months ended April 30, 1995

     Revenues for the current three months of fiscal year 1996 decreased $28,355 or 10.34% compared with the comparable period of the prior year. The decrease in revenues is attributable to decreased license fees offset in part by an increase in maintenance. The increase in maintenance is attributed to a maintenance contract with IBM which guarantees $10,000 per month. The shrinking license fees is attributed to sales made in the first quarter of last year that have not occured this year, due to normal sales fluctuation.

     Operating expenses as a percent of revenues for the three month period was 120% compared with 117.2.% for the comparable period of the prior year. The increase in operating expenses as a percent of revenues was primarily attributable to the lower revenue volume and an increase in technical support salaries, offset by an decrease in Selling and Administrative expenses.

The operating loss, before other income (expense) of $48,888 for the current three month period increased $1,631 compared with the comparable period of the prior year. Other income (expense) for the current three month period was ($1,024) as compared with ($983) for the comparable period of the prior year.

For the current three month period , a net loss of $49,912 was incurred compared with a net loss of $48,240 an increase of $1,672.

Major Customers

    In the first three months of 1996, IBM accounted for 36.2% of total revenues. In the first three months of 1995, IBM accounted for 31.25% of total revenues.

Liquidity and Capital Resources

    At April 30, 1996, the Company had a negative working capital position of ($1,242,610) and has been experiencing cash flow problems. The cash flow defficiency derives from certain outstanding receivables that remain uncollected coupled with normal fluctuations in sales.

    Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, the company's 56.8% owned subsidiary, Multi Soft Inc. broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

    Multi Soft has entered into an International Software Licensing Agreement with IBM which grants IBM the non-exclusive rights and license to market an extended runtime version of Multi Soft's WCL product as an IBM logo product. This IBM EXTENDED VERSION of Multi Soft's WCL is named IMS Client ServerTM for Windows. It provides remote presentation support for IMS. Multi Soft and IBM also have entered into International Marketing Agreements to market Multi Soft's WCL Toolkit under the name IMS Client Server ToolkitTM for Windows in the United States, Puerto Rico, the Asian Pacific Region, Europe, the Middle East Africa and Canada.

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

     In 1995 Multi Soft, Inc. entered a joint developement and marketing agreement with Bellcore to develop and Market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi soft for developing an extension of its WCL product ot the Sun Solaris Unix environment. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties.

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

                None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MULTI SOLUTIONS, INC.

Dated: May 28, 1996

                              By: /s/ Charles J. Lombardo
                                  ---------------------------------------------
                                  Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer