Form 10QSB
period 1996-07-31
MULTI SOLUTIONS INC
filed 1996-09-16
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1996


                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from______ to______

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

                                            Yes_X_               No___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                                     Outstanding at July 31, 1996
          -----                                     ----------------------------
Common Stock, par value                                       17,881,898
       $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended July 31, 1996.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, January 31, 1996.

     The results reflected for the three and six months ended July 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

Multi Solutions, Inc and Subsidiary
CONSOLIDATED BALANCE SHEETS


                                                             July 31,      January 31,
                                                                 1996             1996
                                                          (Unaudited)
                                                         -----------       -----------
ASSETS
CURRENT ASSETS
     Cash                                                $   156,432       $    89,575
     Accounts receivable( net of allowance of
     $28,932 and $37,063 respectively)                       103,971           100,428
     Prepaid expenses and other current assets                13,532            13,532
                                                         -----------       -----------
                                                             273,935           203,535


FURNITURE AND EQUIPMENT, AT COST
     Research and development equipment                        4,158           259,907
     Office furniture and other                               17,968            10,053
                                                         -----------       -----------
                                                              22,126           269,960
     Less accumulated depreciation and amortization           (7,185)         (266,066)
                                                         -----------       -----------
                                                              14,941             3,894


OTHER ASSETS
     Capitalized software and development costs            1,606,217         1,980,130
          Less accumulated amortization                     (937,397)       (1,256,153)
                                                         -----------       -----------
                                                             668,820           723,977

                                                         $   957,696       $   931,406
                                                         ===========       ===========

Multi Solutions, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS


                                                              July 31,       January 31,
                                                                  1996              1996
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   (Unaudited)
                                                           -----------       -----------
CURRENT LIABILITIES
     Notes payable                                         $    34,119       $    41,099
     Accrued payroll                                                --            30,285
     Payroll and other taxes payable                            53,355            74,993
     Accounts payable and accrued expenses                     147,521           216,554
     Deferred  Compensation due officers/shareholders          649,144           636,605
     Accrued Officer Compensation                              126,681           110,016
     Deferred revenues                                         289,556           309,792
     Loans from officers                                            --                --
                                                           -----------       -----------
                                                             1,300,376         1,419,344




 DEFERRED REVENUES-Net of Current Portion                           --             8,022



STOCKHOLDERS' DEFICIENCY
       Common stock, authorized 40,000,000 shares
       $ .001 Par Value
       Issued and outstanding: 17,806,898 (1996) and
       17,881,898 respectively                                  17,882            17,807
       Additional paid-in capital                            8,582,212         8,578,537
       Minority Interest                                       154,466
       Accumulated deficit                                  (9,097,240)       (9,092,304)
                                                           -----------       -----------
                                                              (342,680)         (495,960)


                                                           $   957,696       $   931,406
                                                           ===========       ===========

Multi Solutions, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Six Months Ended              Three Months Ended
                                                                 July 31,                        July 31,
                                                          1996            1995            1996            1995
                                                  ------------    ------------    ------------    ------------
Revenues
     License fees                                 $    254,066    $    388,146    $    168,197    $    245,088
     Maintenance Revenue                               312,384         280,763         152,631         151,906
     Consulting and other fees                          17,757          12,195          17,530           9,906
                                                  ------------    ------------    ------------    ------------
             Total revenues                            584,207         681,104         338,358         406,900


Operating expenses
     Software development and technical support        171,244         153,391          86,920          78,921
     Selling and administrative expenses               413,093         492,650         202,680         245,659
                                                  ------------    ------------    ------------    ------------
             Total expenses                            584,337         646,041         289,600         324,580

             Income (Loss) from operations                (130)         35,063          48,758          82,320


Other Income (Expenses)

     Interest expense                                   (4,806)         (2,621)         (3,782)         (1,638)
                                                  ------------    ------------    ------------    ------------

     Total  Other (Expenses)                            (4,806)         (2,621)         (3,782)         (1,638)



             NET INCOME (LOSS)                          (4,936)         32,442          44,976          80,682
                                                  ============    ============    ============    ============


Weighted average number of shares outstanding       17,844,398      15,846,240      17,844,398      15,846,240
                                                  ============    ============    ============    ============
Loss per share                                    $         --    $         --    $         --    $         --
                                                  ============    ============    ============    ============

MULTI -SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Six Months Ended
                                                                                     July 31,
                                                                                  1996         1995
                                                                             ---------    ---------

Cash flows from operating activities
      Net Income(loss)                                                       $  (4,936)   $  32,442
      Adjustments to reconcile net Income (loss) to net cash
           provided (used) by operating activities
      Depreciation and amortization
      Common stock issued as compensation to employees                         172,270      164,096
      Discount to investors

      Changes in assets and liabilities
              (Increase) decrease in accounts receivable                        (3,543)      63,369
              Decrease in prepaid expenses and other current assets                 --      (13,214)
              Increase (decrease) in accrued payroll                           (30,285)      46,133
              (Decrease) in payroll and other taxes payable                    (21,638)      (5,514)
              Increase (decrease) in accounts payable and accrued expenses     (69,033)     (31,494)
              (Decrease) increase in accrued officer compensation               16,665       93,291
              Increase  in Deferred Compensation                                12,539      132,446
              Increase (decrease) in deferred revenues                         (20,236)     (44,439)
              Increase (decrease) in long term deferred revenues                (8,022)    (171,432)
                                                                             ---------    ---------

                     Net cash provided  by operating activities                 43,781      265,684


Cash flows from investing activities

      Capital Expenditures net of disposition                                  (12,074)
      Capitalized software development costs                                  (116,086)    (178,058)
                                                                             ---------    ---------

                     Net cash used in investing activities                    (128,160)    (178,058)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                    (6,980)     (26,725)
       Issuance of stock                                                         3,750
       Minority Interest                                                       154,466
                                                                             ---------    ---------


                     Net cash provided by (used ) In financing activities      151,236      (26,725)


                     NET INCREASE (DECREASE) IN CASH                            66,857       60,901

Cash at beginning of period                                                     89,575       18,342

Cash at end of period                                                        $ 156,432    $  79,243
                                                                             =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six and three months ended July 31, 1996 compared to six and three months ended July 31, 1995

     Revenues for the current six months of fiscal year 1996 decreased $96,897or 14.2% compared with the comparable period of the prior year. Revenues for the three month period July 31, 1996 decreased $68,542 compared with the comparable period of the prior year. The decrease in revenues for the current six and three month period is attributable to the recognition of $150,000 of long term deferred revenue, in the prior three and six month period which did not reoccur in the current period. Without giving effect to long term deferred revenue , Multi Soft would have experience a $53,103 and $81,458 increase for the six and three month period of July, 1996 respectively.

Operating expenses as a percent of revenues for the six month period was 100.% compared with 94.8.% for the comparable period of the prior year. Operating expense as a percent revenues for the current three month period was 85.6% compared with 79.7% for the prior year. The increase in operating expenses as a percent of revenues was primarily attributable to the consolidation of NetCast, Inc. the companys new subsidiary which consisted primarily of expenses and no revenue.

Operating income (loss) , before other income (expense) of $(130) for the current six month period decreased $35,193 compared with the comparable period of the prior year. For the current three month period operating income (loss), before other income decreased $33,562 . Exluding the 150,000 deferred revenue from July 31, 1995 the company would have experienced an increase of $114,807 and $116,438 for the current six and three month periods respectively.

For the current six month period , a net loss of $(4,936) was incurred compared with a net income of $32,442 an decrease of $37,378. For the current three month period a net income of $44,976 compared with net income from the prior period of $80,682 represents a decrease of $35,706. As previously stated, without giving effect to the long term deferred revenue recognized during period ending July 31, 1995 the company would have experienced an increase of $112,622 and $114,294 for the current six and three month periods respectively.

Multi Solutions issued 75,000 shares of common stock to certian parties in lieu of indebtedness in the amount of $3,750.

Major Customers

     In the first six months of 1996, IBM accounted for 17.19% of total revenues. In the first six months of 1995, IBM accounted for 47.19% of total revenues.

Liquidity and Capital Resources

     At July 31, 1996, the Company had a negative working capital position of ($1,026,441) and has been experiencing cash flow problems. The cash flow defficiency derives from certain outstanding receivables that remain uncollected coupled with normal fluctuations in sales.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly ,the company's 55.7% owned subsidiary, Multi Soft Inc. broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

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

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          27. Financial Data Schedule

     (b) Reports on Form 8-K

          None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MULTI SOLUTIONS, INC.





Dated:September 11, 1996
                                   By: /s/Charles J. Lombardo
                                       --------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer