Form 10QSB
period 1996-10-31
MULTI SOLUTIONS INC
filed 1996-12-13
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October, 1996


                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from_____ to_____

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

                         Yes _X_               No___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class                                    Outstanding at  October 31, 1996
Common Stock, par value                                     17,881,898
   $.001 per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine months ended October 31, 1996.

     The financial statements are presented on a consolidated basis, with Multi Soft, Inc a 55.7% owned subsidiary and NetCast ,Inc a 77% owned subsidiary.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, January 31, 1996.

     The results reflected for the three and nine months ended October 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

                                                 October 31,    January 31,
                                                    1996           1996
                                                 (Unaudited)
                                                 -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                        $    31,988    $    89,575
     Accounts receivable (net of allowance
      of $28,932 and $37,063 respectively)            85,723        100,428
     Prepaid expenses and other current assets        17,032         13,532
                                                 -----------    -----------
                                                     134,743        203,535


FURNITURE AND EQUIPMENT
     Research and development equipment               11,241        259,907
     Office furniture and other equipment             16,703         10,053
                                                 -----------    -----------
                                                      27,944        269,960
     Less: Accumulated Depreciation                   (7,736)      (266,066)
                                                 -----------    -----------
                                                      20,208          3,894


OTHER ASSETS
     Capitalized software development costs        1,762,943      1,980,130
     Less accumulated amortization                (1,023,019)    (1,256,153)
                                                 -----------    -----------
                                                     739,924        723,977

     Mailing Lists, Trademarks                       200,000

                                                 $ 1,094,875    $   931,406
                                                 ===========    ===========

MULTI SOLUTIONS, INC.
 CONSOLIDATED BALANCE SHEETS


                                                      October 31,    January 31,
                                                         1996           1996
                                                      (Unaudited)
                                                      -----------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Loan payable to bank                             $    29,259   $    41,099
     Accrued payroll                                         --          30,285
     Payroll and other taxes payable                       50,401        74,993
     Accounts Payable                                     188,885       216,554
     Deferred compensation due officer/shareholders       655,355       636,605
     Accrued officer compensation                         134,962       110,016
     Deferred Revenues                                    204,039       309,792
                                                      -----------   -----------
                                                        1,262,901     1,419,344

     DEFERRED REVENUES - net of current portion                           8,022
                                                      -----------   -----------



STOCKHOLDERS' DEFICIENCY
     Common stock,$.001 par value authorized
      40,000,000 issued and outstanding:
      17,881,898 and 17,806,898  respectivley              17,882        17,807
     Additional paid-in capital,                        8,582,212     8,578,537
     Minority interest                                    350,954          --
     Accumulated deficit                               (9,119,074)   (9,092,304)
                                                      -----------   -----------
                                                         (168,026)     (495,960)


                                                      $ 1,094,875   $   931,406
                                                      ===========   ===========
=

MULTI SOLUTIONS, INC
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Nine Months Ended                     Three Months Ended
                                                                        October 31,                           October 31,
                                                                  1996               1995               1996               1995
                                                              ------------       ------------       ------------       ------------
REVENUES
      License fees                                            $    328,693       $    505,868       $     74,627       $    117,722
      Maintenance fees                                             487,491            414,409            175,107            133,646
      Consulting and other fees                                     48,204             40,507             30,446             28,312
                                                              ------------       ------------       ------------       ------------
             Total revenues                                        864,388            960,784            280,180            279,680



EXPENSES
      Software development and technical support                   256,866            236,764             85,622             83,373
      Selling and administrative                                   627,173            746,548            214,079            253,898
                                                              ------------       ------------       ------------       ------------

             Total expenses                                        884,039            983,312            299,701            337,271
                                                              ------------       ------------       ------------       ------------

              Loss from operations                                 (19,651)           (22,528)           (19,521)           (57,591)

OTHER EXPENSE
      Interest Expense                                              (7,119)            (3,921)            (2,313)            (1,300)

             Total other expense                                    (7,119)            (3,921)            (2,313)            (1,300)

             NET LOSS                                         $    (26,770)      $    (26,449)      $    (21,834)      $    (58,891)
                                                              ============       ============       ============       ============

             Weighted average shares outstanding                17,844,398         15,846,240         17,844,398         15,846,240
                                                              ============       ============       ============       ============


              Loss per share                                       NIL                NIL                NIL                NIL
                                                              ============       ============       ============       ============

MULTI -SOLUTIONS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Nine Months Ended
                                                                                   October, 31
                                                                                1996          1995
                                                                              ---------    ---------
Cash flows from operating activities
      Net                                                                    $ (26,770)   $ (26,449)
      Adjustments to reconcile net Income (loss) to net cash
           provided  by operating activities
      Depreciation and amortization                                            258,443      252,443

      Changes in assets and liabilities
              (Increase) decrease in accounts receivable                        14,705       63,127
              Increase in prepaid expenses and other current assets             (3,500)     (19,822)
              Increase (decrease) in accrued payroll                           (30,285)      54,890
              (Decrease) in payroll and other taxes payable                    (24,592)       1,783
              Increase (decrease) in accounts payable and accrued expenses     (27,669)      -28402
              (Decrease) increase in accrued officer compensation               24,946      135,832
              Increase  in Deferred Compensation                                18,750      198,669
              Increase (decrease) in deferred revenues                        (105,753)    (106,429)
              Increase (decrease) in long term deferred revenues                (8,022)    (182,148)
                                                                             ---------    ---------

                     Net cash provided  by operating activities                 90,253      343,494


Cash flows from investing activities
      Capitalized expenditures net of disposition                             (220,304)
      Capitalized software development costs                                  (270,400)    (267,088)
                                                                             ---------    ---------

                     Net cash used in investing activities                    (490,704)    (267,088)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                   (11,840)      (9,325)
      Payment of line of credit                                                             (20,600)
      Minority Interest                                                        350,954
      Issuance of Common Stock                                                   3,750
                                                                             ---------    ---------
                     Net cash provided by (used ) In financing activities      342,864      (29,925)


                     NET INCREASE (DECREASE) IN CASH                           (57,587)      46,481

Cash at beginning of year                                                       89,575       18,342

Cash at end of year                                                          $  31,988    $  64,823
                                                                             =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine and three months ended October 31, 1996 compared to nine and three months ended October 31, 1995

     Revenues of $864,388 for the current nine months of fiscal year 1996 decreased $96,396 or 10.0% compared with the comparable period of the prior year. Revenues of $280,180 for the three month period ending October 31, 1996 increased $500 compared with the comparable period of the prior year. The decrease in revenues for the current nine month period is attributable to the recognition of $150,000 of long term deferred revenue, in the prior nine month period which did not reoccur in the current period. Without giving effect to long term deferred revenue , Multi Soft,Inc. would have experience a $53,604 increase in revenues for the nine month period ending October 31, 1996.

     Operating expenses as a percent of revenues for the nine month period was 102% compared with 102% for the comparable nine month period. Operating expense as a percent of revenues for the current three month period was 107% compared with 121% for the prior year. The decrease in operating expenses as a percent of revenues over the current three months was primarily attributable to a curtailment of legal and outside consulting fees.

     Operating loss , before other income expense of $19,651 for the current nine month period decreased $2,877 compared with the comparable period of the prior year. For the current three month period operating loss, before other expense decreased $38,070. Excluding the $150,000 deferred revenue from the prior nine month period, the company would have experienced an increase of $152,877 for the current nine month periods ending October 31, 1996.

     For the current nine month period , a net loss of $26,770 was incurred compared with a net loss of $26,449 a increase of $321. For the current three month period a net loss of $21,834 compared with net loss from the prior period of $58,891 representing a decrease of $37,057. Without giving effect to the long term deferred revenue recognized during period October 31, 1995 the Company would have experienced an increase of $149,679 for the current nine month period..

     Multi Solutions issued 75,000 shares of common stock to certain parties in lieu of indebtedness in the amount of $3,750.

Major Customers

     In the first nine months of 1996, IBM accounted for 29.5% of total revenues. In the first nine months of 1995, IBM accounted for 49.17% of total revenues.

Liquidity and Capital Resources

     At October 31, 1996, the Company had a negative working capital position of $1,128,158 and has been experiencing cash flow problems. The cash flow deficiency derives from certain outstanding receivable that remain uncollected coupled with normal fluctuations in sales.

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

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCLTM. Pursuant to this agreement, the Company will receive a minimum maintenance of $25,000 per month plus royalties.

     In 1995 Multi Soft, Inc. entered a joint development and marketing agreement with Bellcore to develop and Market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product for the Sun Solaris Unix environment. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties.

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

                                   MULTI SOLUTIONS, INC.





Dated: December 11 , 1996
                                   By:__________________________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer