Form 10KSB
period 1997-01-31
MULTI SOLUTIONS INC
filed 1997-06-10
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1997           Commission File No. 0-12162


          New Jersey                                      22-2418056
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              MULTI SOLUTIONS, INC
                 (Name of Small business issuer in its charter)

     4262 US Route 1, Monmouth Junction,  New Jersey           08852
          (Address of principalexecutive offices)           (Zip Code)


Registrant's telephone number, including area code    (908) 329-9200

Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes __X__   No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer consolidated revenue for the fiscal year: $1,065,135.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average ask ($.12) and ($.02) bid price of such stock, as of April 30, 1997 is $818,527 based upon $.07 multiplied by the 11,693,241 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 22, 1997, is 18,016,898 shares, all of one class of $.001 par value Common Stock.

(1) Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.
     DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (check one): Yes _____ No __X__

     MULTI SOLUTIONS, INC.


                                   Form 10-KSB
                           Year Ended January 31, 1997

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----
PART I........................................................................3

Item 1.  Business.............................................................3

Item 2.  Properties...........................................................8

Item 3.  Legal Proceedings....................................................8

Item 4.  Submission of Matters to a Vote of Security Holders..................8

PART II.......................................................................9

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters...................................................9

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................10

Item 7. Financial Statements.................................................12

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosures.................................12

PART III.....................................................................13

Item 9. Directors, Executive Officers, Promoters and Control Persons;

         Compliance with Section 16(a) of the Exchange Act...................13

Item 10. Executive Compensation..............................................15

Item 11. Security Ownership of Certain Beneficial Owners
         and Management......................................................17

Item 12. Certain Relationships and Related Transactions......................18

PART IV......................................................................19

Item 13. Exhibits and Reports on Form 8-K....................................19

SIGNATURES...................................................................21

Financial Statements.........................................................F1

                                     PART I

Item 1. Business.
        --------
General
-------

During the fiscal year ended January 31, 1997, Multi Solutions, Inc. (the "Company" or "Multi Solutions") was relatively inactive, its primary activity being the support of its subsidiary, Multi Soft, Inc. ("Multi Soft"). The business of Multi Soft is discussed below.

BUSINESS OF MULTI SOFT
----------------------

     Multi Soft, Inc. (or "Multi Soft") was incorporated in January 1985 as a wholly owned subsidiary of Multi Solutions, Inc. ("MSI") and, as of the date hereof, is a 55.4% owned subsidiary of the Company. Multi Soft engages in the production, marketing and maintenance of communications front-ending, client-server and cooperative processing technologies called The Windows Communications Library(TM) (WCL(TM)) for Windows and INFRONT and QuickFRONT For DOS.

The Technology
--------------

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

The Multi Soft Product Line
---------------------------

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

     DynaGUI is a new product introduced this year and is an automted sub product of WCL which can be sold as a stand-alone application tool. DynaGUI (Dynamic Graphical User Interface generation) is a fully automatic runtime utility which dynamically converts 3270 or 5250 legacy emulation screens into Windows GUI screens, with absolutely no programming or maintenance. It uses advanced pattern recognition to interpret host attributes and automatically converts them into Windows controls. And, it allows a non-programmer to quickly and easily add screen & field-level help in minutes.

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

New Product
-----------

     In addition to DynaGUI, the Company has recently released a 32-bit version of its WCL product for Windows 95 and Windows/NT.

Key Services
------------

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

     Technical Support Services include a telephone hotline staffed by knowledgeable personnel trained and experienced with the Multi Soft product line. An online bulletin board system is also used to augment hotline and fax support to customers. Amortization of software over the last two years were 344,588 in fiscal 1997 and 369,548 in 1996.

Clients
-------

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

In-House Marketing and Sales
----------------------------

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

Distributors
------------

     To supplement its domestic sales and marketing efforts, Multi Soft has built an international distribution network. Business arrangements have been established with software distributors in European markets. These organizations include: SEE Software Engineering (Switzerland) and Software Engineering (Holland, Germany, UK).

Strategic Alliances
-------------------

     Multi Soft has established strategic relationships with complementary hardware and software vendors. Most notable among these are the relationships with IBM (see "IBM" below) and Computer Data Systems, Inc. ("CDSI"). CDSI, a supplier of financial systems and consulting services to the government market place, licenses Multi Soft products into its existing customer base and to new clients.

IBM
---

     In October 1993, Multi Soft entered into a Software Licensing Agreement ("SLA") and other ancillary agreements with IBM Corporation ("IBM") providing IBM with certain exclusive marketing rights for Multi Soft's flagship product, WCL (runtime version) with IBM IMS Extensions. This IBM EXTENDED VERSION of Multi Soft's WCL is named IMS Client Server(TM) for Windows. Specifically modified for use with IBM mainframe systems, IMS Client Server(TM) for Windows provides remote presentation support for IMS.

     The IBM agreement, effective for a term of seven years with automatic renewals for two more one year periods, provides for the payment of percentage royalties and unit royalties as specified in the agreement. The Agreement is terminable by IBM upon 90 days notice. Multi Soft has been receiving monthly maintenance from the above contract.

     Multi Soft and IBM also have entered into International Marketing Agreements to market Multi Soft's WCL Toolkit under the name IMS Client Server Toolkit(TM) for Windows in the United States, Puerto Rico, the Asian Pacific Region, Europe, the Middle East, Africa and Canada. IMS Client Server Toolkit(TM) facilitates the generation of client application which run with IMS Client Server(TM) for Windows.

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL. Pursuant to this agreement, Multi Soft will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties. This IBM agreement is effective for a term of two years and is renewable by IBM for two more one year periods. The Agreement is terminable by Multi Soft or IBM upon 90 days notice in the event of a default by the other party. The contract has been renewed for two years paying Multi Soft a minimum monthly maintenance and royalty fees.

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

Bellcore
--------

     In 1995 Multi Soft, Inc. entered a joint development and marketing agreement with Bellcore to develop and market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product to the Sun Solaris Unix environment. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties. Multi Soft has been receiving maintenance for the above contract during fiscal 1997.


Employees
---------

     The Company only has two employees, its officers: Charles J. Lombardo and Miriam Jarney. Employees of Multi Soft devote such time as is necessary to the Company's business. Multi Soft has twelve employees and consultants, including two officers, three support personnel, four technical and engineering, and three administrative/secretarial personnel.


Competition
-----------

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

     NetCast, Inc. is a subsidiary company and was incorporated in April of 1996. It is in the business of developing new Internet technologies to create a series of products and businesses that will extend the power of advertising on the Internet. The Company currently owns $76.1% of NetCast. Multi Soft provides services and office space to NetCast at cost for which it has billed approximately $55,000. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney. NetCast is in the process of raising private funding for its operations. However, we can make no assurance it will obtain the funding necessary to bring its software to the marketplace.

Item 2. Properties
        ----------

     The Company uses Multi Soft's facilities, at no charge, consisting of approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852, which Multi Soft leases from C&S Consulting, Inc., a company owned by Multi Soft's Chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and is terminable at any time on three months notice. Monthly rent is $3,750 during the first year, $4,250 during the second year, $4,750 during the third year and $4,950 during the fourth year. Multi Soft is responsible for all utilities.

Item 3. Legal Proceedings.
        -----------------

     The Company is not presently a party to any material litigation; however, Multi Soft was a party in the following matters:

Tax Liens

     Certain State taxes, interest, and penalties aggregating $38,000 remained unpaid.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

     No matters were submitted to a vote of Security Holders in the last quarter of the Company's fiscal year ended January 31, 1997.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------------------

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


                                   Bid Prices
                                   ----------

Period - Fiscal Year 1996                                       High         Low
--------------------------------------------------------------------------------
First Quarter ending April 30, 1995 ....................         .07         .02
Second Quarter ending July 31, 1995 ....................         .12         .05
Third Quarter ending October 31, 1995 ..................         .10         .05
Fourth Quarter ending January 31, 1996 .................         .10         .02

Period - Fiscal Year 1997                                       High         Low
--------------------------------------------------------------------------------
First Quarter ending April 30, 1996 ....................         .38         .35
Second Quarter ending July 31, 1996 ....................         .34         .27
Third Quarter ending October 31, 1996 ..................         .26         .25
Fourth Quarter ending January 31, 1997 .................         .18         .15


     (b) Holders -- There were approximately 838 holders of record of the Company's Common Stock, 190 holders of record of the Class A Warrants, 1 holder of record of the Class B Warrants and 55 holders of record of the Class C Warrants as of May 8, 1997, inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Sales of Unregistered Securities
--------------------------------

Name                                         Date             Number
                                                        of Securities Issued
--------------------------------------------------------------------------------
Charles J. Lombardo                         1/16/96         1,000,000
--------------------------------------------------------------------------------
Miriam G. Jarney                            1/16/96         1,000,000
--------------------------------------------------------------------------------
Michael  Zindler                             4/2/96           25,000
--------------------------------------------------------------------------------
John Lowy                                    4/2/96           75,000
--------------------------------------------------------------------------------
Linda Dorrian                                5/6/96           20,000
--------------------------------------------------------------------------------


Item 6. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        -------------

Results of Operations
---------------------

Fiscal Year Ended January 31, 1997 Compared to Fiscal Year
----------------------------------------------------------
Ended January 31, 1996
----------------------

     Revenues for the fiscal year ended January 31, 1997 were $1,065,135 as compared to $1,399,180 in fiscal year 1996, a decrease of $334,045 (24%). This decrease is primarily due to a 56% decrease in revenues from license fees from $812,069 to $356,494, much of which come from the companies largest customers. Primary reason for this decrease is that there were no royalty advances paid to Multi Soft during this fiscal year.

     In fiscal 1997, Multi Soft's two principal sources of revenues were license fees and maintenance fees which represented approximately 33% ($356,494) and 65% ($688,692) percent of revenues in 1997, respectively.

     Management believes that the growth in maintenance fees during the year ended January 31, 1997 is due to an increase in requests from customers for product updates, technical assistance and support and contracts with IBM which requires $10,000 per month in maintenance fees. Also, since November, 1996 the minimum maintenance has been $25,000 per month from IBM.

     Operating expenses decreased 19% from fiscal 1996 ($1,426,876) to fiscal 1997 ($1,162,470) primarily as a result of a decrease in selling and administrative costs. The decrease in software development costs is principally due to an decrease in the base of capitalized development costs.

     Other income (expenses) changed from $49,249 in fiscal 1996 to $101,244 in fiscal 1997. Settlements of previously written off accounts payable is included as other income in the amount of $54,782 for 1996 and $17,110 for 1997. For fiscal 1997, $55,349 included in other income consists of rent, revenue and consulting fees. Also for fiscal 1997, $30,000 included in other income consists of forgone deferred compensation by an officer of the company.

     As a result of all of the foregoing, Multi Solution's income in fiscal 1997 of $3,909 decreased compared to its income in 1996 of $21,553.

Major Customers
---------------

     In fiscal 1997, IBM accounted for 29% of total revenues. In fiscal 1996, IBM accounted for 42% of total revenues.

Liquidity and Capital Resources
-------------------------------

     At January 31, 1997, the Company had a working capital deficiency of ($470,055) and has experienced cash flow problems.

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

Working Capital and Current Ratios were:
----------------------------------------

Descriptions                          January 31, 1997          January 31, 1996
--------------------------------------------------------------------------------

Working capital (deficiency)              ($470,055)                ($579,204)

Current ratios                             .088:1                    .26:1


Dividend Policy
---------------

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

Effect of Inflation
-------------------

     Management believes that inflation has not had a material effect on its operations for the periods presented.

Cautionary Statement
--------------------

     This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company and it's subsidiaries. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," " expects," "anticipated," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform act of 1995, the Company is including this cautionary statement identifying important factors that could cause the Company's or its subsidiaries actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the control of the Company and its subsidiaries, include Multi Soft's ability to, (I) continue as a going concern, (ii) continue to receive royalties from its existing licensing and consulting arrangements, (iii) develop additional marketable software and technology , (iv) compete with larger, better capitalized competitors, and (v) reverse ongoing liquidity and cash flow problems.


Item 7. Financial Statements.
        --------------------

     The following financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.


                                               MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED FINANCIAL STATEMENTS
                                                 FISCAL YEAR ENDED January 31, 1997

                                                                INDEX

                                                                                                                            Page #
                                                                                                                            ------
 Report of Independent Certified Public Accountant                                                                          F1

Consolidated Balance Sheets - January 31, 1997 and 1996                                                                     F2, F3

 Consolidated Statements of Operations for Each of the Years in the Period Ended
 January 31, 1997                                                                                                           F4

 Consolidated Statements of Changes in Stockholders' Deficiency for Each of the Two
 Years in the Period Ended January 31, 1997                                                                                 F5

 Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended
 January 31, 1997                                                                                                           F6

 Notes to Financial Statements                                                                                              F7 - F14



Schedules
---------

     All   schedules  of  the  Company  have  been  omitted   because  they  are
inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosures
          ---------------------

          None

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        --------------------------------------

Name                                       Position(s) Held
----                                       ----------------

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

     A summary of the business experience for each officer and director of the Company is as follows:

     CHARLES J. LOMBARDO, age 54, has been the Company's Chairman of the Board of Directors since January 1985 and has been the Company's Chief Executive Officer, Chief Financial Officer and Secretary-Treasurer since December 1988. He has been Multi Soft's Chief Executive Officer, Chief Financial Officer and Treasurer since August 1982. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute (1964), a Master of Science degree in Physics from Northeastern University (1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 56, has been a Director of the Company since January 1985, Executive Vice President of the Company since 1986 of the Company since December 1988. She has been Executive Vice President, Secretary and a Director of MSI since January 1982. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology. In February 1982, Ms. Jarney started her own company, Dedicated

Systems,   Inc.,  for  the  purpose  of  packaging  computer  software  for  the microprocessor market, which company is inactive.

     LARRY SPATZ, age 53, as been a director of the Company since May 12, 1986, and a director of Multi Solutions since July 14, 1989. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

     GEORGE MANSUR, JR., age 67, has been a Director of the Company since March 1982. Since March, 1984, Mr. Mansur has also been Chairman of ALG Corp. and Chairman of Auto Loan Guarantee Company, as well as President of National Benefit Services Corp. and Executive Vice President of Benefit Services Group, Ltd. Since January 1981, Mr. Mansur has been an officer of Petro-Art Ltd., an inactive publicly owned New Jersey corporation. From 1971 to 1976, he was President of Benefit Communications, Corp. From 1977 to 1978, he was marketing director of Commercial Credit Corp., and in 1979 and 1980, he was an officer of Coronet Graphics, Ltd. and Agri Parogram, Ltd. Mr. Mansur is a Charter Member of the International Association of Financial Planners.

     DR. JAMES J. KAPUT, age 56, a Director of the Company since July 14, 1989, has been a Professor of Mathematics at Southern Massachusetts University since 1968. Since 1986, he has also been a Research Associate at Harvard University. Dr. Kaput received a B.S. Degree in Mathematics from Worcester Polytechnice Institute in 1964 and a Ph.D in Mathematics from Clark University in 1968.



Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 1997.

Item 10. Executive Compensation.
         ----------------------

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


                                                     SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                       Annual Compensation                                          Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Awards                      Payouts
------------------------------------------------------------------------------------------------------------------------------------

Name &          Fiscal     Salary ($)        Bonus    Other Annual    Restricted         Options        LTIP        All Other
Principle       Year                          ($)     Compensation    Stock Award          SARs       Payouts    Compensation
Position                                                 ($)             ($)                            ($)               ($)
------------------------------------------------------------------------------------------------------------------------------------
Charles J.      1997       (A) $ 80,000         $0    (C)  $20,000          $0                $0          $0              $0
Lombardo CEO    1996           $129,505         $0         $36,750          $0                $0          $0              $0
                1994           $128,470         $0              $0          $0                $0          $0              $0
                1993           $145,354         $0         $43,937          $0                $0          $0              $0
                1992           $155,771         $0         $55,155          $0                $0          $0              $0
------------------------------------------------------------------------------------------------------------------------------------
Miriam Jarney   1997       (B) $ 80,000         $0              $0          $0                $0          $0              $0
Exec. V.P.      1996            $98,491         $0              $0          $0                $0          $0              $0
                1994            $98,559         $0              $0          $0                $0          $0              $0
                1993           $107,247         $0          $4,991          $0                $0          $0              $0
                1992           $113,233         $0         $20,611          $0                $0          $0              $0
------------------------------------------------------------------------------------------------------------------------------------

(A)  Accrued and unpaid to Charles Lombardo $60,007
(B)  Accrued and unpaid to Miriam Jarney $43,342
(C)  Consulting Fees

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:


                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                          Individual Grants
------------------------------------------------------------------------------------------------------------------------------------
Name                                Options/SARs      Percent of Total Options/SARs       Exercise or       Expiration
                                      Granted         Granted to Employees in Fiscal       Base Price          Date
                                                                   Year                      ($/Sh)
------------------------------------------------------------------------------------------------------------------------------------
Charles J. Lombardo                     -0-                          -                         -                -
------------------------------------------------------------------------------------------------------------------------------------
Miriam Jarney                           -0-                          -                         -                -
------------------------------------------------------------------------------------------------------------------------------------

     The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:



                                Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Number of Securities          Value of
                                                                                 Underlying             Unexercised
                                    Shares                                       Unexercised            In-The-Money
                                  Acquired on                                  Options/SARs at        Options/SARs at
Name                              Exercise (#)       Value Realized ($)           FY-End (#)              FY-End ($)
------------------------------------------------------------------------------------------------------------------------------------
Charles J. Lombardo                   -0-                  -0-                       -0-                    -0-
------------------------------------------------------------------------------------------------------------------------------------
Miriam Jarney                         -0-                  -0-                       -0-                    -0-
------------------------------------------------------------------------------------------------------------------------------------


Directors' Compensation
-----------------------

     Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment Agreements
---------------------

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

     Mr. Lombardo also receives a salary from the Company of $25,000 per year, which he agreed to forego for fiscal 1997.

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

     During fiscal 1996 and fiscal 1997, Mr. Lombardo and Ms. Jarney accrued a portion of their salaries. See financials. The balance due between both officers as of January 31, 1997 is $804,954 including deferred increases of $661,605.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners -- The persons listed in the chart below are known to the Company to be the beneficial owners of more than 5% of the 18,016,898 Shares of the Company's outstanding Common Stock, $.001 par value, as of March 19, 1997.

     (b) Security Ownership of Management -- The number and percentage of Shares of Common Stock of the Company owned of record and beneficially by each officer and director of the Company and by all officers and directors of the Company as a group are set forth on the chart below.


------------------------------------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner                                 Amount and Nature of          Percent of Class (1)
                                                                          Beneficial
                                                                         Ownership(1)
------------------------------------------------------------------------------------------------------------------------------------
Charles J. Lombardo                                                     4,212,414 (1)                     23.52%
Chairman of the Board, Chief Executive Officer, Chief
Financial Officer, & Treasurer
1511 Laurie Lane, Yardley, PA  19067
------------------------------------------------------------------------------------------------------------------------------------
Miriam G. Jarney                                                        2,094,100 (2)                     11.69%
Executive Vice President, Secretary, Director
21 Doering Way, Cranford, NJ  07106
------------------------------------------------------------------------------------------------------------------------------------
Larry Spatz                                                                 0 (3)                          0.0%
Director
3175 Commercial Ave., Suite 222
Northbrook, IL  60062
------------------------------------------------------------------------------------------------------------------------------------
James J. Kaput, PhD.                                                        10,000                          **
Director
473 Chase Road, N. Dartmouth, MA 02747
------------------------------------------------------------------------------------------------------------------------------------
George E. Mansur, Jr.                                                       7,143                           **
Director
1413 State Rd., Phoenixville, PA  19460
All Executive Officers and Directors as a group (5 persons)              6,323,657(4)                     35.31%
------------------------------------------------------------------------------------------------------------------------------------

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

(4)  Based upon 18,016,898 shares outstanding as of May 22, 1997.

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

     Multi Soft has a demand loan with a commercial bank. Borrowings are collateralized Multi Soft`s accounts receivable and bear interest at the bank's prime rate plus 2% (10.50% at January 31, 1997). The Company was in default on this loan. Multi Soft obtained a forbearance from the bank in November 1993 requiring an initial $20,000 payment and monthly payments of $1,500 of principal and interest and the personal guarantee of the Company's Chairman. As of this date, Multi Soft is in compliance with the terms of the forbearance agreement and owes approximately $25,497. During 1997 and 1996, the maximum amount of borrowings outstanding were $41,000 and $53,729, respectively.

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

In January 1996, Multi Soft issued 1,500,000 shares of its common stock to the Company. The transaction was valued at $.22 per share ($330,000) for which Multi Solutions issued a note.

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

Through the end of MSI's fiscal year ending January 31, 1994, MSI owed Mr. Lombardo $98,946 in accrued salary. In July 1994, MSI authorized the issuance of 549,700 shares of its Common Stock to Mr. Lombardo in lieu of the foregoing accrued salary. During fiscal 1996, the company issued 1,000,000 shares to each Charles Lombardo and Miriam Jarney, such transaction being effected to pay accrued salary of Multi Soft and reducing debts of the company to Multi Soft. The balance due between both officers as of January 31, 1997 is $734,954 including deferred increases of $631,605.

     Multi Soft subleases its office space from C&S Consulting, Inc., a company owned by the Company's Chairman and his wife (see "Item 2. Properties").

                                     PART IV
                                     -------

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

Exhibits
--------

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

     16.  The required letters from the former accountant (7)

     21.  List of Subsidiaries

     27.  Financial data schedule (electronic format only)
--------------------

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

Reports of Form 8-K
-------------------

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MULTI SOLUTIONS, INC.


Dated: May 10, 1997                     By:
                                             ------------------------
                                             Charles J. Lombardo,
                                             Chief Executive Officer,
                                             Chief Financial Officer
                                             and Secretary-Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





SIGNATURES                                    TITLE                             DATE

                                   Chairman of the Board of Directors,          May 10, 1997
------------------------------     Chief Executive Officer, Financial
Charles J. Lombardo                Officer, and Secretary-Treasurer



                                   Executive Vice President, and                May 10, 1997
------------------------------     Director
Miriam Jarney


                                    Director                                    May 10, 1997
------------------------------
Larry Spatz



------------------------------     Director                                     May 10, 1997
James Kaput, PhD.



------------------------------     Director                                     May 10, 1997
George E. Mansur, Jr.


                                   EXHIBIT 21
                              LIST OF SUBSIDIARIES


Multi Soft, Inc. incorporated in the State of New Jersey in January 1985 doing business only under the name of Multi Soft, Inc.

NetCast, Inc. incorporated in the State of New Jersey in May 1996 doing business only under the name of NetCast, Inc.

                               Stewart W. Robinson
                           Certified Public Accountant
                         462 Seventh Avenue, Suite 1600
                               New York, NY 10018
                               Tel: (212) 279-8430
                               Fax: (212) 629-7052


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------


To the Board of Directors
Multi Solutions, Inc.

I have audited the accompanying consolidated balance sheets of Multi Solutions, Inc. and Subsidiaries as of January 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi Solutions, Inc. and Subsidiaries as of January 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



STEWART W. ROBINSON

New York, New York
May 5, 1997

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 1997 and 1996



                                                          1997           1996
                                                          ----           ----
ASSETS
CURRENT ASSETS
     Cash                                            $    13,575    $    89,575
     Accounts Receivable (net of allowance
      of $6,854 and $32,880 respectively)                 18,571        100,428
     Prepaid expenses and other current assets            13,532         13,532
                                                     -----------    -----------
                                                          45,678        203,535


FURNITURE AND EQUIPMENT
     Research and Development Equipment                   14,603        259,907
     Office furniture and other equipment                 22,476         10,053
                                                     -----------    -----------
                                                          37,079        269,960
     Less: Accumulated Depreciation                       (9,119)      (266,066)
                                                     -----------    -----------

                                                          27,960          3,894

Capitalized Organizational costs                           2,415

OTHER ASSETS
     Capitalized software development costs            1,852,822      1,980,130
     Less accumulated amortization                    (1,110,741)    (1,256,153)
                                                     -----------    -----------

                                                         742,081        723,977

      Intangibles                                            200
                                                     -----------    -----------



                                                     $   818,334    $   931,406
                                                     ===========    ===========


SEE NOTES TO FINANCIAL STATEMENTS     F-2

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 1997 and 1996


                                                         1997            1996
                                                                    as restated
                                                     -----------    -----------

LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                            $    25,497    $    41,099
     Note Payable                                         15,504
     Accrued payroll                                          --         30,285
     Payroll and other taxes payable                      38,070         74,993
     Accounts Payable                                    164,902        216,554
     Accrued officer compensation                        103,349        110,016
     Deferred Revenues                                   168,411        309,792
                                                     -----------    -----------
                                                         515,733        782,739


     Deferred compensation due officer/shareholders      631,605        636,605
     Deferred Revenues - net of current portion               --          8,022






STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
      $.001 par value, issued and outstanding             18,017         17,807
     18,016,898 (1997) and 17,806,898 (1996)
     Additional paid-in capital,                       8,592,434      8,578,537
      Minority Interest                                   87,092
     Accumulated deficit                              (9,026,547)    (9,092,304)
                                                     -----------    -----------
                                                        (329,004)      (495,960)


     COMMITMENTS AND CONTINGENCIES-- NOTE F
     SOFTWARE AND LICENSING AGREEMENT-- NOTE I
                                                     $   818,334    $   931,406
                                                     ===========    ===========


SEE NOTES TO FINANCIAL STATEMENTS     F-3

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 31, 1997 and 1996



                                                        1997            1996
                                                   ------------    ------------

REVENUES
      License fees                                 $    356,494    $    812,069
      Maintenance fees                                  688,692         545,977
      Consulting and Other fees                          19,949          41,134
                                                   ------------    ------------
             Total revenues                           1,065,135       1,399,180



EXPENSES
      Software development and technical support        344,588         369,548
      Selling and administrative                        817,882       1,057,328
                                                   ------------    ------------
             Total expenses                           1,162,470       1,426,876
                                                   ------------    ------------
             (Loss)  from operations                    (97,335)        (27,696)

OTHER INCOME (EXPENSE)
      Other Revenues                                    109,102          54,782
      Interest Expense                                   (7,858)         (5,533)
                                                   ------------    ------------
             Total other income                         101,244          49,249








             Net Income                            $      3,909    $     21,553
                                                   ============    ============

             Weighted average shares outstanding     17,986,898      15,974,000
                                                   ============    ============

             Income per share                                 a               a
                                                   ============    ============

        (a) less then $.01 per share



SEE NOTES TO FINANCIAL                F-4
STATEMENTS

MULTI SOLUTIONS,INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFECIENCY

Years ended January 31, 1997 and 1996



                                                                                                       Total
                                                                       Common Stock                    paid in          Accumulated
                                                                Shares            Amount               capital            deficit

Balance as of February 1 ,1995                                  15,806,898        $    15,807        $ 8,420,537        $(9,113,857)

Issuance of  common stock                                        2,000,000              2,000            158,000


Net Income                                                                                                                   21,553
                                                                ----------        -----------        -----------        -----------


Balance at January 31, 1996                                     17,806,898             17,807          8,578,537         (9,092,304)

Issuance of resticted common stock                                 100,000                210             16,564

Addition to Minority Interest used to                                                                                        61,848
reduce loss absorbed at 100%


Addition of Minority Interest

Deferred Compensation

Net  Income                                                                                                                   3,909
                                                                ----------        -----------        -----------        -----------

Balance at January 31, 1997                                     18,016,898        $    18,017        $ 8,595,101        $(9,026,547)
                                                                ==========        ===========        ===========        ===========


                                                                                                                           Total
                                                                             Minority               Deferred            stockholders
                                                                             Interest            Compensation            deficiency

Balance as of February 1 ,1995                                                                                            $(677,513)

Issuance of  common stock                                                                                                   160,000


Net Income                                                                                                                   21,553
                                                                                                                          ---------

Balance at January 31, 1996                                                                                                (495,960)

Issuance of resticted common stock                                                                    (4,000)                12,774

Addition to Minority Interest used to
reduce loss absorbed at %100                                                                                                 61,848


Addition of Minority Interest                                                   87,092                                        87,092

Deferred Compensation                                                                                  1,333                  1,333

Net  Income                                                                                                                   3,909
                                                                             ---------             ---------              ---------

Balance at January 31, 1997                                                 $   87,092             $  (2,667)             $(329,004)
                                                                            ==========             =========              =========





                                      F-5
SEE NOTES TO FINANCIAL STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended January 31, 1997 and 1996




                                                                                                        1997                 1996
                                                                                                    ---------             ---------

Cash flows from operating activities
      Net Income (Loss)                                                                             $   3,909             $  21,553
      Adjustments to reconcile net income (loss)
           to net cash provided by operating activities
      Prior period adjustment
      Depreciation and amortization                                                                   347,548               371,921
      Common stock issued to Solutions
      Changes in assets and liabilities
             Accounts receivable                                                                       81,857                (4,637)
             Prepaid expenses and other current assets                                                     --                 3,778
             Accrued payroll                                                                          (30,285)                 (905)
             Payroll and other taxes payable                                                          (36,923)                   --
             Note Payable                                                                              15,504
             Accounts payable and accrued expenses                                                    (51,652)              (90,297)
             Accrued officer compensation                                                              (6,667)              (42,230)
             Deferred officer compensation                                                             (5,000)              225,758
             Deferred revenues                                                                       (141,381)               20,401
             Long term deferred revenues                                                               (8,022)             (192,864)
                                                                                                    ---------             ---------


                    Net cash provided  by operating activities                                        168,888               312,478


Cash flows from investing activities
      Capital expenditures                                                                            (29,641)                   --
      Capitalized software development costs                                                         (362,692)             (366,615)
                                                                                                    ---------             ---------

                    Net cash used in investing activities                                            (392,333)             (366,615)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                                          (15,602)              (12,630)
      Loan from officer                                                                                                     (22,000)
      Increase in Minority Interest                                                                   148,940
      Restricted Common stock issued to Solutions                                                                            160,000
      Issuance of capital stock                                                                        14,107                    --
                                                                                                    ---------             ---------

                    Net cash provided by financing activities                                         147,445               125,370
                                                                                                    ---------             ---------

                    NET INCREASE (DECREASE) IN CASH                                                   (76,000)               71,233

Cash at beginning of year                                                                              89,575                18,342
                                                                                                    ---------             ---------
Cash at end of year                                                                                 $  13,575             $  89,575
                                                                                                    =========             =========


                                      F-6
SEE NOTES TO FINANCIAL STATEMENTS

                      Multi Solutions, Inc. and Subsidaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1997 and 1996



NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Solutions, Inc. (the Company) was incorporated under the laws of the State of New Jersey on July 26, 1982. The Company is presently a holding company for its ownership of its subsidiaries, Multi Soft, Inc. ("Multi Soft") and NetCast, Inc. ("NetCast"). As of January 31, 1997, the Company owns 55.4% of "Multi Soft" and 76.1% of NetCast.

     The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company incurred a net income of $3,909 in 1997 and had net income of $21,553 in 1996. In addition, at January 31, 1997, the Company's current liabilities exceeded current assets by $470,055 and total liabilities exceeded total assets by $329,004.

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

     NetCast acquired the assets of the Discovery Publishing Group in September 1996 for 200,000 shares of its restricted common stock valued at par.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Multi Soft, Inc. ("Multi Soft") and NetCast, Inc. ("NetCast"). All significant intercompany balances and transactions have been eliminated in consolidation. None of Multi Soft's net income was allocated to minority shareholders because the company absorbed the minority interest of accumulated losses allocated up to January 31, 1995.

     2.   Furniture and Equipment

     Furniture and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets which range from three to seven years.

     Depreciation expense was $5,060 and $2,372 for the years ended January 31, 1997 and 1996 respectively.



                                       F7

                      Multi Solutions, Inc. and Subsidaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


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

     The Company is amortizing, over a sixty month period, the capitalized software costs for its Windows-based products. The period is based on sales forecasts for the seven year agreement between Multi Soft, Inc. and IBM which began in October 1993. The Company's Windows products are compatible with Windows 95 and further modifications are continually made, specifically for 32 bit environments (Windows 95 and Windows NT). Unamortized costs relating to Windows products at January 31, 1997 and 1996 are $744,181 and $723,977, respectively.

     The unamortized capitalized software costs relating to the two DOS products are being amortized over the one year remaining life as of January 31, 1997. The unamortized costs relating to DOS products at January 31, 1997 and 1996 are $2,440 and $4,878, respectively.

     Amortization expense for all products at January 31, 1997 and 1996 was $344,588 and $369,548, respectively.

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



                                       F8

                      Multi Solutions, Inc. and Subsidaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


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

NOTE C - NOTES PAYABLE

     1.   Demand Loan - Bank

     Multi Soft has a demand loan payable to a commercial bank ($25,497 and $41,099 at January 31, 1997 and 1996 respectively). Borrowings are collateralized by Multi Soft's accounts receivable and bear interest at the bank's prime rate plus 2% (10.5% and 10.75% at January 31, 1997 and 1996 respectively). The loan is currently in default. Multi Soft obtained a forbearance from the bank in November 1993 requiring a $20,000 payment upon execution, monthly payments of $1,500 principal and interest and the personal guarantee of the Company's chairman. As of January 31, 1997, the Company is in compliance with the terms of the forbearance agreement.

     During 1997 and 1996, the maximum amount of borrowings outstanding was $41,099 and $53,729, respectively, the average borrowing were $33.248 and $47,819, respectively, and the weighted average interest rates were 11.0% and 9.5%, respectively.

     2.   Note Payable

     In June 1996, $18,700 due to a vendor was converted to a note at the rate of $597 per month for 36 months with interest at 9%.



                                       F9

                      Multi Solutions, Inc. and Subsidaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1997 and 1996



NOTE D - INCOME TAXES

     As a result of losses incurred in recent years, the Company and its subsidiaries separately have net operating loss carryforwards available to offset future federal taxable income of approximately $5.5 million. These losses expire at various dates through 2012.

     The Company adopted, effective February 1, 1993, SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are capitalized software development costs, deferred compensation, deferred revenues and allowance for uncollectible accounts.

     The deferred method, used in years prior to 1993, required the Company to provide for deferred tax expense based on certain items of income and expense which were reported in different years in the financial statements and the tax returns as measured by the tax rate in effect for the year the difference occurred.

     Deferred tax (liabilities) assets consist of the following at January 31, 1997 and 1996:

                                                    1997                 1996
                                                ---------             ---------

Capitalized software                          $  (242,000)          $  (289,000)
Allowance for bad debts                             3,000                15,000
Deferred compensation                             234,000               234,000
Deferred revenue royalties                         92,000               127,000
Loss carryforwards                              4,088,000             4,079,000
                                                ---------             ---------


         Gross deferred tax assets              4,175,000           $ 4,166,000

Deferred tax assets valuation allowance        (4,175,000)          ($4,166,000)
                                               ----------           -----------

                                              $      -0-            $       -0-
                                              ===========           ============



NOTE E - STOCKHOLDERS' DEFICIENCY

     1.   Warrants

     The expiration dates of the Company's Class A, Class B and Class C Warrants have been extended to December 1, 1997. There are presently outstanding a total of 723,793 Class A Warrants, 600 Class B Warrants and 714,012 Class C Warrants.


                                      F10

                      Multi Solutions, Inc. and Subsidaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


     2.   Stock Option Plan
          -----------------

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

     3.   Common Stock Issued to Officers
          -------------------------------

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

NOTE F - COMMITMENTS AND CONTINGENCIES

     1.   Leases
          ------

     Multi Soft is a subtenant in office space leased by an entity substantially owned by the Company's chairman and his wife. At present Multi Soft has a quarter-by-quarter term lease with a base rent of $4,950 per month. Rental expense under the lease aggregated approximately $57,200 and $52,000 for the years ended January 31, 1997 and 1996, respectively.

     In June 1995 the Company entered into a three year noncancellable operating lease for a color laser copier with monthly payments of $606 plus tax and per copy charges through May 1998.

     Future minimum lease payments under the noncancellable equipment operating lease are as follows:

               Year Ending
               January 31,
               -----------
               1998                                         $7,000
               1999                                         3,000
                                                             -----
                                                           $10,000
                                                           =======


     2.   Employment Agreements
          ---------------------

     Multi Soft has employment agreements with two officers which provide minimum annual compensation of $182,000 through July 1997. Upon execution of these agreements, an aggregate of 91,667 shares of Multi Soft's common stock was issued to the employees.


                                      F11

                      Multi Solutions, Inc. and Subsidaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1997 and 1996



     In addition, the employment agreements entitle the two employees to 2% and 1.5%, respectively, of each fiscal year's after tax profits of Multi Soft.

     3.   Payroll Taxes
          -------------

     Certain Federal and state taxes, interest, and penalties aggregating approximately $38,000 remain unpaid at January 31, 1997.

     4.   Litigation
          ----------

     The Company and Multi Soft have been, from time to time, parties to legal actions arising in the normal course of their business. In the opinion of management, the disposition of these actions will not have a material effect on the financial position or results of operations of the Company taken as a whole.

     In May 1997, a lawsuit was commenced against NetCast by former consultants for approximately $113,000. The Company has accrued $24,000 prior to commencement of the action. The Company intends to vigorously defend the lawsuit and has made counterclaims.

NOTE G - MAJOR CUSTOMERS

     In fiscal 1997 one customer accounted for 29%. In fiscal 1996, one customer accounted for 42% of total revenue.

NOTE H - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for years ended January 31, 1997 and 1996 are as follows:

                                                     1997                1996
                                                     ----                ----

     Cash paid during the year for Interest         $7,858             $5,533
                                                     =====              =====


                                      F12

                      Multi Solutions, Inc. and Subsidaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


NOTE I - SOFTWARE LICENSING AGREEMENT

     1.   Software Licensing Agreement
          ----------------------------

     On October 8, 1993, the Company entered into a Software Licensing Agreement
     (SLA) and other ancillary agreements with IBM Corporation (IBM) providing for certain exclusive marketing rights for the Company's principal product:
     Windows Communications Library (WCL) with IBM IMS Extensions. This is a software product specifically modified for use with IBM mainframe systems.

     The agreements, effective for a term of seven years with automatic renewals for two additional one year periods, provide for the payment of percentage royalties and unit royalties as specified in the agreement. IBM may terminate the agreement after the first year upon 90 days notice. The agreement further provides for minimum non-refundable royalty advances to the Company aggregating $300,000 through June 1996.

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

     For the years ended January 31, 1997 and 1996, Muli Soft recognized as income $42,864 and $192,864 of the $300,000 advance respectively.

     The contract with IBM's Network Software Division provides that Multi Soft will receive prepaid royalties of $600,000 in quarterly installments over a two year period. As a result, IBM receives non exclusive and non transferable license to market certain Multi Soft products. The product is marketed under IBM's logo as `Personal Communications Toolkit for Visual Basic. Multi Soft had been receiving maintenance fees from the above contract.



                                      F13

                      Multi Solutions, Inc. and Subsidaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


     2.   Marketing Agreements with IBM
          -----------------------------

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

     3.   Joint Development and Marketing Agreement with Bellcore
          -------------------------------------------------------

     In 1995 Multi Soft, Inc. entered a joint development and marketing agreement with Bellcore to develop and market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product to the Sun Solaris Unix environment. Additionally, Bellcore shall pay a specified monthly maintenance fee for a period of one year. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties. During fiscal 1997, Multi Soft had been receiving maintenance fees from the above contract.

NOTE J - RELATED PARTY TRANSACTIONS

     Multi Soft, from time to time, pays incidental expenses of the Company and allocates its share of certain expenses. These items are credited to intercompany payable and no payments have been made during the fiscal year. The balance due to Multi Soft at January 31, 1997 and 1996 was $422,951 and $408,962.

     Multi Soft provides certain services and office space to NetCast. The balance due from NetCast, Inc. at January 31, 1997 was $55,335.

NOTE K - NEW SUBSIDIARY

     NetCast, Inc. is a subsidiary company and was incorporated in April of 1996. It is in the business of developing new Internet technologies to create a series of products and businesses that will extend the power of advertising on the Internet. The Company currently owns $76.1% of NetCast. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney. NetCast is in the process of raising private funding for its operations. However, we can make no assurance it will obtain the funding necessary to bring its software to the marketplace.



                                      F14