Form 10QSB
period 1997-04-30
MULTI SOLUTIONS INC
filed 1997-07-03
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1997


                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

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

                      Yes __X__                  No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                     Outstanding at April 30, 1997
-----------------------                            -----------------------------
Common Stock, par value                                     18,016,898
    $.001 per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended April 30, 1997.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1997.

     The results for the three months ended April 30, 1997 are not necessarily indicative of the results for the entire fiscal year. Multi Solutions, Inc. (the "Company") owns 56.4% of Multi Soft, Inc's common stock. The companies financial statements are consolidated with Multi soft and its other subsidiary, NetCast, Inc. which is currently in the development stage.

Multi Solutions, Inc. and Subsidiarys
CONSOLIDATED BALANCE SHEETS

                                                          April 30,    January 31,
                                                            1997          1997
                                                        (Unaudited)
                                                        -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                               $     2,368    $    13,575
     Accounts receivable( net of allowance of
     $6,854 and $32,880 respectively)                       143,399         18,571
     Prepaid expenses and other current assets               17,532         13,532
                                                        -----------    -----------
                                                            163,299         45,678


FURNITURE AND EQUIPMENT, AT COST
     Research and development equipment                      14,603         14,603
     Office furniture and other                              22,476         22,476
                                                        -----------    -----------
                                                             37,079         37,079
     Less accumulated depreciation and amortization         (10,578)        (9,119)
                                                        -----------    -----------
                                                             26,501         27,960

Capitalized Organizational Costs                              2,415          2,415
       Less accumulated depreciation and amortization          (121)
                                                        -----------    -----------
                                                              2,294          2,415

OTHER ASSETS
     Capitalized software and development costs           1,907,995      1,852,822
          Less accumulated amortization                  (1,181,913)    (1,110,741)
                                                        -----------    -----------
                                                            726,082        742,081

        Intangibles                                             200            200

                                                        $   918,376    $   818,334
                                                        ===========    ===========

Multi Solutions, Inc. and Subsidiarys
CONSOLIDATED BALANCE SHEETS

                                                            April 30,      January 31,
                                                               1997           1997
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   (Unaudited)
                                                           -----------    -----------

CURRENT LIABILITIES
     Loan payable to bank                                  $    21,652    $    25,497
     Notes payable                                              13,506         15,504
     Accrued payroll                                            27,891           --
     Payroll and other taxes payable                            29,346         38,070
     Accounts payable and accrued expenses                     155,613        164,902
     Accrued Officer Compensation                              136,683        103,349
     Deferred revenues                                         232,529        168,411
                                                           -----------    -----------
                                                               617,220        515,733

     Deferred  Compensation due officers/shareholders          631,605        631,605







STOCKHOLDERS' DEFICIENCY
       Common stock, authorized 40,000,000 shares
       $ .001 Par Value                                         18,017         18,017
       Issued and outstanding: 18,016,898 and 18,016,898
       Additional paid-in capital                            8,592,768      8,592,434
        Minority Interest                                       83,576         87,092
       Accumulated deficit                                  (9,024,810)    (9,026,547)
                                                           -----------    -----------
                                                              (330,449)      (329,004)


                                                           $   918,376    $   818,334
                                                           ===========    ===========

Multi Solutions, Inc. and Subsidiarys
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                             April 30,

                                                         1997            1996
                                                   ------------    ------------
Revenues
     License fees                                  $     30,369    $     85,869
     Maintenance Revenue                                203,660         159,753
     Consulting and other fees                           24,790             227
                                                   ------------    ------------
                Total revenues                          258,819         245,849


Operating expenses
     Software development and technical support          64,646          84,324
     Selling and administrative expenses                193,772         210,413
                                                   ------------    ------------
                Total expenses                          258,418         294,737

                Income ( Loss)  from operations             401         (48,888)


Other Income (Expenses)

     Interest expense                                      (654)         (1,024)
                                                   ------------    ------------


                NET LOSS                           $       (253)   $    (49,912)
                                                   ============    ============

Weighted average number of shares outstanding        18,016,898      17,806,898
                                                   ============    ============

Loss per share                                              nil             nil
                                                   ============    ============

Multi Solutions, Inc. and Subsidiarys
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Three Months Ended
                                                                                                                 April 30,
                                                                                                          1997               1996
                                                                                                       ---------          ---------
Cash flows from operating activities
     Net loss                                                                                          $    (253)         $ (49,912)
     Adjustments to reconcile net loss to net cash
               provided (used) by operating activities
         Depreciation and amortization                                                                    72,752             84,734
         Common stock issued as compensation to officers
         Discount to investors
         Changes in assets and liabilities
              Decrease (increase) in accounts receivable                                                (124,828)           (10,767)
              (Increase) decrease in prepaid expenses and other current assets                            (4,000)            (3,000)
              Increase  in accrued payroll                                                                27,891            (10,775)
              (Decrease) in payroll and other taxes payable                                               (8,724)           (13,623)
              Note Payable                                                                                (1,998)
              Increase (decrease) in accounts payable and accrued expenses                                (9,289)           (10,144)
              Increase (decrease) in accrued officer compensation                                         33,334              8,333
              Increase in deferred compensation                                                             --                6,288
              (Decrease) increase  in deferred revenues                                                   64,118            (13,992)
              Increase (decrease) in long term deferred revenues                                            --               (8,022)
                                                                                                       ---------          ---------
                          Net cash provided  by operating activities                                      49,003            (20,880)

Cash flows from investing activities
     Capitalized software development cost                                                               (55,173)           (51,550)
     Capitalized  Research and Developement                                                                 --               (2,050)
                                                                                                       ---------          ---------
                          Net cash used in investing activities                                          (55,173)           (53,600)

Cash flows from financing activities
     Net (repayments) borrowings under loan and line of credit ageements                                  (3,845)            (4,610)
     Increase (Decrease) in Minority Interest                                                             (1,526)
     Amortization of Stock Grants                                                                            334
                                                                                                       ---------          ---------
                           Net cash used in financing activities                                          (5,037)            (4,610)

                           Net (decrease) in cash                                                        (11,207)           (79,090)

Cash at beginning of quarter                                                                              13,575             89,575

Cash at end of quarter                                                                                 $   2,368          $  10,485
                                                                                                       =========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended April 30, 1997 compared to three months ended April 30, 1996

     Revenues for the current three months of fiscal year 1997 increased $12,970 or 5.3% compared with the comparable period of the prior year. The increase in revenues for the three month period is attributable to an increase in maintenance revenues of $43,907 or 27.4%. This is attributable to maintenance agreements with a major customer of Multi Soft which has been paying for monthly maintenance and support. This increase is partially offset by a decrease in license fees in the amount of $55,500 or 64.6%. This decease is primarily attributed to royalty payments made in the first quarter of last year that have not accrued in the first quarter of this year.

     Operating expenses as a percent of revenues for the three month period was 99.8% compared with 120.% for the comparable period of the prior year. The decrease in the three month period is a result of a decrease in Selling and Administrative expenses of 16,641 or 7.9%. This reduction is primarily a result of an effort by management to reduce certain expenses such as legal fees, outside marketing and outside consulting. Also, software development decreased for the current three month period in the amount of $19,678 or 23.3%. The reason for this reduction is that Multi Soft reduced its development staff which in effect decreases the software development costs.


The operating income, before other income (expense) of $401 for the current three month period increased $49,289 compared with the comparable period of the prior year.

For the current three month period , a net loss of $253 was incurred compared with a net loss of $49,912 a decrease of $49,659.

Major Customers

     In the first three months of 1997, IBM accounted for 29% of total revenues. In the first three months of 1996, IBM accounted for 17.9% of total revenues.

Liquidity and Capital Resources

     At April 30, 1997, the Company had a negative working capital position of ($453,921) and has been experiencing cash flow problems. The cash flow deficiency derives from certain outstanding receivable that remain uncollected coupled with normal fluctuations in sales.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred.

Secondly, the Company's 56.4% owned subsidiary, Multi Soft Inc. broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

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

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCLTM. Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties. As of November 1996, the contract with IBM was extend for two more years and IBM is paying Multi Soft monthly maintenance and royalties.

     In 1995 Multi Soft, Inc. entered a joint development and marketing agreement with Bellcore to develop and Market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi soft for developing an extension of its WCL product of the Sun Solaris Unix environment. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties.

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

Cautionary Statement

     This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipated," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform act of 1995, the Company is including this cautionary statement identifying important factors that could cause the company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the company. These factors, many of which are beyond the control of the company and include the Company's ability to, (I) continue as a going concern, (ii) continue to receive royalties from its existing licensing and consulting arrangements(iii) develop additional marketable software and technology, (iv) compete with larger, better capitalized competitors, and reverse ongoing liquidity and cash flow problems.

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

                                   MULTI SOLUTIONS, INC.


Date June 28, 1996
                                   By:______________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer