Form 10QSB
period 1997-07-31
MULTI SOLUTIONS INC
filed 1997-09-17
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1997

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

                               Yes __X__    No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                                       Outstanding at July 31, 1997
-----------------------                             ----------------------------
Common Stock, par value                                       18,016,898
   $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six and three months ended July 31, 1997.

     Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1997.

     The results reflected for the six and three months ended July 31, 1997 are not necessarily indicative of the results for the entire fiscal year. Multi Solutions, Inc. owns 55.4% of Mult Soft, Inc's common stock. Multi Solutions Inc. financial statements are consolidated with Multi Soft and its other subsidiary NetCast, Inc. which is currently in the development stage.

Multi Solutions, Inc and Subsidiary's
CONSOLIDATED BALANCE SHEETS


                                                                                                 July 31,               January 31,
                                                                                                     1997                      1997
                                                                                              (Unaudited)
                                                                                              -----------               -----------
ASSETS
CURRENT ASSETS
     Cash                                                                                     $     7,033               $    13,575
     Accounts receivable (net of allowance of
     $26,854 and $32,880 respectively)                                                            120,343                    18,571
     Prepaid expenses and other current assets                                                     32,936                    13,532
                                                                                              -----------               -----------
                                                                                                  160,312                    45,678


FURNITURE AND EQUIPMENT, AT COST
     Research and development equipment                                                            14,603                    14,603
     Office furniture and other                                                                    22,476                    22,476
                                                                                              -----------               -----------
                                                                                                   37,079                    37,079
     Less accumulated depreciation and amortization                                               (12,039)                   (9,119)
                                                                                              -----------               -----------
                                                                                                   25,040                    27,960

Capitalized Organizational Costs                                                                    2,173                     2,415


OTHER ASSETS
     Capitalized software and development costs                                                 1,990,758                 1,852,822
          Less accumulated amortization                                                        (1,266,878)               (1,110,741)
                                                                                              -----------               -----------
                                                                                                  723,880                   742,081


          Intangibles                                                                                 200                       200

                                                                                              $   911,605               $   818,334
                                                                                              ===========               ===========

Multi Solutions, Inc. and Subsidiary's
CONSOLIDATED BALANCE SHEETS



                                                                                                    July 31,            January 31,
                                                                                                        1997                   1997
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                         (Unaudited)
                                                                                                 -----------            -----------
CURRENT LIABILITIES
     Loan payable                                                                                $    20,343            $    25,497
     Note Payable                                                                                     13,506                 15,504
     Accrued payroll                                                                                  51,654                   --
     Payroll and other taxes payable                                                                  30,869                 38,070
     Accounts Payable                                                                                178,680                164,902
     Accrued Officer Compensation                                                                    174,725                103,349
     Deferred revenues                                                                               171,054                168,411
                                                                                                 -----------            -----------
                                                                                                     640,831                515,733



     Deferred  Compensation due officers/shareholders                                                631,605                631,605




STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
     $ .001 Par Value issued and outstanding
     18,016,898 and 18,016,898 Net of Deferred Compensation                                           18,017                 18,017
     of $2,001 and  $2,667 Additional paid-in capital                                              8,593,101              8,592,434
     Minority Interest                                                                                71,503                 87,092
     Accumulated deficit                                                                          (9,043,452)            (9,026,547)
                                                                                                 -----------            -----------
                                                                                                    (360,831)              (329,004)

                                                                                                 $   911,605            $   818,334
                                                                                                 ===========            ===========

Multi Solutions, Inc. and Subsidiary's
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Six Months Ended                     Three Months Ended
                                                                           July 31,                              July 31,
                                                                      1997               1996               1997               1996
                                                              ------------       ------------       ------------       ------------
Revenues
     License fees                                             $     84,914       $    254,066       $     54,545       $    168,197
     Maintenance Revenue                                           374,333            312,384            170,673            152,631
     Consulting and other fees                                      49,845             17,757             25,055             17,530
                                                              ------------       ------------       ------------       ------------
              Total revenues                                       509,092            584,207            250,273            338,358


Operating expenses
     Software development and technical support                    156,547            171,244             91,901             86,920
     Selling and administrative expenses                           372,143            413,093            178,371            202,680
                                                              ------------       ------------       ------------       ------------
              Total expenses                                       528,690            584,337            270,272            289,600

              Income (Loss) from operations                        (19,598)              (130)           (19,999)            48,758


Other Income (Expenses)

     Interest expense                                               (1,291)            (4,806)              (637)            (3,782)

     Total other expense                                            (1,291)            (4,806)              (637)            (3,782)

                                                              ------------       ------------       ------------       ------------


              NET INCOME (LOSS)                               $    (20,889)      $     (4,936)      $    (20,636)      $     44,976
                                                              ============       ============       ============       ============

Weighted average number of shares outstanding                   18,016,898         17,844,398         18,016,898         17,844,398
                                                              ============       ============       ============       ============

Loss per share                                                $       --         $       --         $       --         $       --
                                                              ============       ============       ============       ============

MULTI-SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                                          Six Months Ended
                                                                                                                July 31,
                                                                                                         1997                  1996
                                                                                                    ---------             ---------
Cash flows from operating activities
      Net Income (Loss)                                                                             $ (20,889)            $  (4,936)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities
      Depreciation and amortization                                                                   159,299               172,270
      Changes in assets and liabilities
              Accounts receivable                                                                    (101,772)               (3,543)
              Prepaid expenses and other current assets                                               (19,404)                 --
              Accrued payroll                                                                          51,654               (30,285)
              Payroll and other taxes payable                                                          (7,201)              (21,638)
              Note Payable                                                                             (1,998)
              Accounts payable and accrued expenses                                                    13,778               (69,033)
              Accrued officer compensation                                                             71,376                16,665
              Deferred officer compensation                                                              --                  12,539
              Deferred revenues                                                                         2,643               (20,236)
              Long term deferred revenues                                                                --                  (8,022)

                                                                                                    ---------             ---------
                     Net cash provided  by operating activities                                       147,486                43,781


Cash flows from investing activities
      Capital expenditures                                                                               --                 (12,074)
      Capitalized software development costs                                                         (137,936)             (116,086)
                                                                                                    ---------             ---------

                     Net cash used in investing activities                                           (137,936)             (128,160)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                                           (5,154)               (6,980)
      Increase in Minority Interest                                                                   (11,605)              154,466
      Amorization of Stock Grants                                                                         667
      Issuance of capital stock                                                                          --                   3,750
                                                                                                    ---------             ---------


                     Net cash provided by financing activities                                        (16,092)              151,236


                     NET INCREASE (DECREASE) IN CASH                                                   (6,542)               66,857

Cash at beginning of year                                                                              13,575                89,575

Cash at end of period                                                                               $   7,033             $ 156,432
                                                                                                    =========             =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended July 31, 1997 compared to six months ended July 31, 1996 and three months ended July 31, 1997 compared to three months ended July, 31 1996

Revenues for the current six months of fiscal year 1997 decreased $75,116 or 12.85% compared with the comparable period of the prior year. Revenues for the three month period ending July 31, 1997 decreased $88,086 compared with the comparable period of the prior year. The decrease in revenues for the current six and three month period is attributable to receiving advance royalty payments, in the prior three and six month period which did not reoccur in the current period of the current year.

Operating expenses for the six month period decreased $55,647 or 9.52% compared with the comparable period of the prior year. Operating expense for the three month period ending July 31, 1997 decreased $19,328 or 6.67% compared with the prior year. The decrease in the six month and three month period was due to the reduction of certain expenses such as legal fees, outside marketing and outside consulting. Also, the software development expense has decreased, $14,697. The reason for this decrease is that Multi Soft reduced its development staff which decreases the capitalization value of the software.

Operating loss, before other Income (expense) of $19,598 for the current six month period increased $19,468 compared with the comparable period of the prior year. Operating loss, before other income (expense) was $19,999 for the current three month increased $68,757 compared with the operating income from the comparable period of the prior year. The reason for this increase is the advance royalty received last year during the comparable quarter which did not reoccur in the current period. Also, expenses from Multi Solutions new subsidiary NetCast, Inc. have been consolidated during this period but did not exist during the comparable period of the prior year.

Other (expense) for the current six month period was ($1,291) as compared with ($4,806) for the comparable period of the prior year. The decrease is attributable to a miscellaneous expense in the comparable period that did not reoccur in the current period.

For the current six month period , net loss of $20,889 or ($.00) cents per share was incurred compared with a net loss of $4,936 or ($.00) cents per share an increase of $15,953. For the current three month period, a net loss of $20,636 was incurred compared with income of $44,976 in the comparable period for the prior year a decrease of $65,612. As previously stated, the reason for this decrease was due to the royalty advance received during the comparable period of the prior year that did not reoccur during the current period.


Major Customers

In the first six months of 1997, IBM accounted for 29.46% of total revenues. In the first six months of 1996, IBM accounted for 17.19%.

Liquidity and Capital Resources

     At July 31, 1997, the Company had a negative working capital position of ($480,519); and has been experiencing cash flow problems.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, the company's subsidiary Multi Soft broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

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

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCLTM. Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties. As of November 1996, the contract with IBM was extended for two more years and IBM is paying Multi Soft monthly maintenance and royalties.

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

     It is the company's intent to remain a technology provider and search out multiple distribution channels, rather than to try and grow via an expensive direct sales force. This allows the focus to stay on technology, with a low overhead cost for each distribution channel used. However, if the Company obtains additional funds from operations or otherwise, it plans to expand in-house marketing activities by advertising in trade publications and by conducting targeted mailing.

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

Cautionary Statement

     This Form 10-KSB contains certain forward-looking statements regarding , among other things, the anticipated financial and operating results of the company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include , but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipated," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform act of 1995, the Company is including this cautionary statement identifying important factors that could cause the company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the company. These factors, many of which are beyond the control of the company and include the Company's ability to, (I) continue as a going concern, (ii) continue to receive royalties from its existing licensing and consulting arrangements(iii) develop additional marketable software and technology, (iv) compete with larger, better capitalized competitors, and reverse ongoing liquidity and cash flow problems.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27. Financial Data Schedule

        (b) Reports on Form 8-K

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MULTI SOLUTIONS, INC.





Dated: August 27, 1997
                                 By: /s/ Charles J. Lombardo
                                    --------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer



[MSOG0012.124]