Form 10QSB
period 1997-10-31
MULTI SOLUTIONS INC
filed 1997-12-16
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

Issuer's telephone number, including area code: (732) 329-9200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                   Outstanding at  October 31, 1997
     -----------------------           --------------------------------
     Common Stock, par value                      18,266,898
        $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine months ended October 31, 1997.

     The financial statements are presented on a consolidated basis, with Multi Soft, Inc a 55.4% owned subsidiary and NetCast, Inc a 75% owned subsidiary.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, January 31, 1997.

     The results reflected for the three and nine months ended October 31, 1997 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

                                                 October 31,       January 31,
                                                     1997              1997
                                                 (Unaudited)
                                                 -----------       -----------
ASSETS
CURRENT ASSETS
  Cash                                           $    48,150       $    13,575
  Accounts receivable (net of allowance
    of $26,854 and $6,854 respectively)               85,487            18,571
  Prepaid expenses and other current assets           38,486            13,532
                                                 -----------       -----------
                                                     172,123            45,678

FURNITURE AND EQUIPMENT
  Research and development equipment                  62,611            14,603
  Office furniture and other equipment                24,468            22,476
                                                 -----------       -----------
                                                      87,079            37,079
  Less: Accumulated Depreciation                     (13,499)           (9,119)
                                                 -----------       -----------
                                                      73,580            27,960

Capitalized  Organizational costs                      2,415             2,415
  Less: Accumulated Amortization                        (363)
                                                 -----------       -----------
                                                       2,052

OTHER ASSETS
  Capitalized software development costs           2,059,726         1,852,822
  Less accumulated amortization                   (1,351,844)       (1,110,741)
                                                 -----------       -----------
                                                     707,882           742,081

  Intangibles                                            200               200

                                                 $   955,837       $   818,334
                                                 ===========       ===========

MULTI SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                October 31,       January 31,
                                                                    1997              1997
                                                                (Unaudited)
                                                                -----------       -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Loan payable to bank                                          $    20,976       $    25,497
  Note Payable                                                       12,026            15,504
  Accrued payroll                                                    51,656                --
  Payroll and other taxes payable                                    28,050            38,070
  Accounts Payable                                                  179,057           164,902
  Accrued officer compensation                                      212,221           103,349
  Deferred Revenues                                                 123,624           168,411
                                                                -----------       -----------
                                                                    627,610           515,733

  Deferred compensation due officer/shareholders                    631,605           631,605


STOCKHOLDERS' DEFICIENCY
  Common stock,$.001 par value authorized
    40,000,000 issued and outstanding:
    18,266,898  and 18,016,898 respectivley                          18,267            18,017
  Additional paid-in capital net of deferred compensation,        8,643,184         8,592,434
  Minority interest                                                  63,358            87,092
  Accumulated deficit                                            (9,028,187)       (9,026,547)
                                                                -----------       -----------
                                                                   (303,378)         (329,004)


                                                                $   955,837       $   818,334
                                                                ===========       ===========

MULTI SOLUTIONS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                      Nine Months Ended             Three Months Ended
                                                         October 31,                    October 31,
                                               ----------------------------    ----------------------------
                                                   1997            1996            1997            1996
                                               ------------    ------------    ------------    ------------
REVENUES
  License fees                                 $    162,409    $    328,693    $     77,495    $     74,627
  Maintenance fees                                  525,781         487,491         151,448         175,107
  Consulting and other fees                          83,629          48,204          33,784          30,446
                                               ------------    ------------    ------------    ------------
    Total revenues                                  771,819         864,388         262,727         280,180

EXPENSES
  Software development and technical support        236,670         256,866          80,123          85,622
  Selling and administrative                        540,843         627,173         168,700         214,079
                                               ------------    ------------    ------------    ------------

    Total expenses                                  777,513         884,039         248,823         299,701
                                               ------------    ------------    ------------    ------------

    Inome (Loss) from operations                     (5,694)        (19,651)         13,904         (19,521)

OTHER EXPENSE
  Interest Expense                                   (1,923)         (7,119)           (632)         (2,313)

    Total other expense                                              (7,119)                         (2,313)

    NET INCOME (LOSS)                          $     (7,617)   $    (26,770)   $     13,272    $    (21,834)
                                               ============    ============    ============    ============

    Weighted average shares outstanding          18,072,451      17,844,398      18,266,898      17,844,398
                                               ============    ============    ============    ============

    Loss per share                                  NIL             NIL             NIL             NIL
                                               ============    ============    ============    ============

MULTI -SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Nine Months Ended
                                                                           October 31,
                                                                    -----------------------
                                                                       1997          1996
                                                                    ---------     ---------
Cash flows from operating activities
  Net loss                                                          $  (7,617)    $ (26,770)
  Adjustments to reconcile net Income (loss) to net cash
       provided  by operating activities
  Depreciation and amortization                                       245,846       258,443

  Changes in assets and liabilities
    (Increase) decrease in accounts receivable                        (66,916)       14,705
    Increase in prepaid expenses and other current assets             (24,954)       (3,500)
    Increase (decrease) in accrued payroll                             51,656       (30,285)
    (Decrease) in payroll and other taxes payable                     (10,020)      (24,592)
    Decrease in Note Payable                                           (3,479)
    Increase (decrease) in accounts payable and accrued expenses       14,155       (27,669)
    (Decrease) increase in accrued officer compensation               108,872        24,946
    Increase  in Deferred Compensation                                     --        18,750
    Increase (decrease) in deferred revenues                          (44,787)     (105,753)
    Increase (decrease) in long term deferred revenues                     --        (8,022)
                                                                    ---------     ---------
      Net cash provided  by operating activities                      262,756        90,253

Cash flows from investing activities
  Capitalized  Research & Developement                                (50,000)     (220,304)
  Capitalized software development costs                             (206,904)     (270,400)
                                                                    ---------     ---------
      Net cash used in investing activities                          (256,904)     (490,704)

Cash flows from financing activities
  Net repayments under loan and line of credit ageements               (4,521)      (11,840)
  Decrease in Minority interest                                       (17,756)      350,954
  Issuance of Common Stock                                             51,000         3,750
                                                                    ---------     ---------
      Net cash provided by (used ) In financing activities             28,723       342,864

      NET INCREASE (DECREASE) IN CASH                                  34,575       (57,587)

Cash at beginning of year                                              13,575        89,575

Cash at end of year                                                 $  48,150     $  31,988
                                                                    =========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine and three months ended October 31, 1997 compared to nine and three months ended October 31, 1996

     Revenues of $771,819 for the current nine months of fiscal year 1997 decreased $92,569 or 10.7% compared with the comparable period of the prior year. Revenues of $262,727 for the three month period ending October 31, 1997 increased $17,453 compared with the comparable period of the prior year. The decrease in revenues for the current nine month period is attributable to advance royalty payments from a major customer that occured in the prior period and did not reoccur in the current period.

     Operating expenses as a percent of revenues for the nine month period was 101% compared with 102% for the comparable nine month period. Operating expense as a percent of revenues for the current three month period was 95% compared with 107% for the prior year. The decrease in operating expenses as a percent of revenues over the current three months was primarily attributable to a curtailment of legal, accounting and outside consulting fees.

     Operating loss, before other income expense of $5,694 for the current nine month period decreased $13,957 compared with the comparable period of the prior year. For the current three month period operating income, before other expense increased $33,425.

     For the current nine month period, a net loss of $7,617 was incurred compared with a net loss of $26,770 a decrease of $19,153. For the current three month period a net income of $13,272 compared with net loss from the prior period of $21,834 represents an increase of $35,106.

     Multi Solutions issued 75,000 shares of common stock to certain parties in lieu of indebtedness in the amount of $3,750. On August 18, 1997, Multi Solutions sold 250,000 shares of its common stock to investors, all of whom were accredited investors within the meaning of Rule 501 of Regulation D, for $50,000. Based upon the limited nature of the offering and the accredited status of the offerees, the offering qualifies for an exemption from registration under section 4(2) of the Securities Act of 1933, as amended.

Major Customers

     In the first nine months of 1997, IBM accounted for 26.5% of total revenues. In the first nine months of 1996, IBM accounted for 29.5% of total revenues.

Liquidity and Capital Resources

     At October 31, 1997, the Company had a negative working capital position of $455,487 and has been experiencing cash flow problems. The cash flow deficiency derives from certain outstanding receivable that remain uncollected coupled with normal fluctuations in sales.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly ,the company's 55.4% owned subsidiary, Multi Soft Inc. broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

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

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCLTM. Pursuant to this agreement, the Company will receive a minimum maintenance of $15,000 per month plus royalties.

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

     In 1997 Multi Soft, Inc. entered into a distribution agreement with Bellcore to distribute licensed software for use by Bellcore licensees as part of a Bellcore developed application called FEPS/TIRKS. The agreement provides for three years of Software Upgrade fees to ensure version compatibility and three years of maintenance and support.

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

Dated:  December 12, 1996

                                   By:  /s/  Charles J. Lombardo
                                   --------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer