Form 10KSB
period 1998-01-31
MULTI SOLUTIONS INC
filed 1998-04-30
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 31, 1998           Commission File No. 0-12162

                New Jersey                                22-2418056
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
     incorporation or organization)

                              MULTI SOLUTIONS, INC
                 (Name of Small business issuer in its charter)

4262 US Route 1, Monmouth Junction, New Jersey               08852
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (732) 329-9200

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer consolidated revenue for the fiscal year: $901,450.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average ask ($.36) and ($.33) bid price of such stock, as of April 21, 1998 is $4,120,418 based upon $.345 multiplied by the 11,943,241 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 21, 1998, is 18,266,898 shares, all of one class of $.001 par value Common Stock.

(1) Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

    DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (check one):   Yes |_|   No   |X|

        MULTI SOLUTIONS, INC.
                                   Form 10-KSB
                           Year Ended January 31, 1998

                                Table of Contents

                                                                                                                       Page
                                                                                                                       ----
PART I....................................................................................................................3

Item 1.  Business.........................................................................................................3

Item 2.  Properties.......................................................................................................8

Item 3.  Legal Proceedings................................................................................................8

Item 4.  Submission of Matters to a Vote of Security Holders..............................................................8

PART II...................................................................................................................9

Item 5.  Market for Registrant's Common Equity and Related  Stockholder Matters...........................................9

Item 6.  Management's Discussion and Analysis of Financial  Condition and Results of Operations..........................10

Item 7.  Financial Statements............................................................................................12

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........................12

PART III.................................................................................................................13

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

         Compliance with Section 16(a) of the Exchange Act...............................................................13

Item 10. Executive Compensation..........................................................................................15

Item 11. Security Ownership of Certain Beneficial Owners and Management..................................................17

Item 12. Certain Relationships and Related Transactions..................................................................18

PART IV..................................................................................................................19

Item 13. Exhibits and Reports on Form 8-K................................................................................19

SIGNATURES...............................................................................................................21

Financial Statements.....................................................................................................F1

                                     PART I

Item 1.  Business.

General

During the fiscal year ended January 31, 1998, Multi Solutions, Inc. (the "Company" or "Multi Solutions") was relatively inactive, its primary activity being the support of its subsidiary, Multi Soft, Inc. ("Multi Soft"). The business of Multi Soft is discussed below.

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

     WCL/COM(TM), is a new component based development tool slated for production release in July 1998. It takes advantage of Microsoft's COM/DCOM technology and will generate both components and complete applications, not just applications as currently done by WCL. WCL/COM will allow you to build client server applications today and use the same code for your Internet/Intranet applications tomorrow. The components generated by WCL/COM that interface with the mainframe can be used both by Visual Basic and the your Internet browsers, on individual workstations or Windows NT servers, depending on the needs of your application. Persistence and security are achieved through the use of Microsoft's Internet Information Server (IIS) and Active Server Pages (ASP).

     WCL is a toolkit and a set of DLLs (Dynamic Linked Libraries) that work in conjunction with Windows 3270 emulation products to provide easy integration of data and processing between PC/LANs (local area networks) and the mainframe. Because WCL is open, any of the standard Windows development tools such as PowerBuilder, Visual Basic, and C++, can be used with WCL to create the client application. It supports the development of GUI front-ends, client-server applications that use the mainframe as a server and integrity control and distribution management. The WCL toolkit provides an automated development environment that includes, among other things, a screen capture mechanism, a screen maintenance and a screen matching facility. In addition, it provides code generation to remove the complexity and development effort associated with building GUI front-end applications. Multi Soft also has a 32 bit version of its WCL product for Windows 95 and Windows NT.

     DynaGUI  is an  automted  sub  product  of  WCL  which  can  be  sold  as a stand-alone application tool. DynaGUI (Dynamic Graphical User Interface generation) is a fully automatic runtime utility which dynamically converts 3270 or 5250 legacy emulation screens into Windows GUI screens, with absolutely no programming or maintenance. It uses advanced pattern recognition to interpret host attributes and automatically converts them into Windows controls. And, it allows a non-programmer to quickly and easily add screen & field-level help in minutes.

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

Key Services

     Multi Soft offers training and consulting services designed to help its new customers get a fast start in client\server development and to help existing customers with additional resources to facilitate successful production application roll-outs.

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

     Technical Support Services include a telephone hotline, fax, email, and Internet support, staffed by knowledgeable personnel trained and experienced with the Multi Soft product line. Amortization of software over the last two years were $258,582 in fiscal 1998 and $344,588 in 1997.

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

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL. Pursuant to this agreement, Multi Soft will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties. This IBM agreement is effective for a term of two years and is renewable by IBM for two more one year periods. The Agreement is terminable by Multi Soft or IBM upon 90 days notice in the event of a default by the other party. The contract has been renewed for two years paying Multi Soft a minimum monthly maintenance and royalty fees. As of the date of this filing, the above contract remains in effect.

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

Bellcore

     In 1995 Multi Soft, entered a joint development and marketing agreement with Bellcore to develop and market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product to the Sun Solaris Unix environment. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties. Multi Soft received maintenance for the above contract during fiscal 1997. During fiscal 1998, Multi Soft did not receive maintenance fees from this contract.

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

     Multi Soft's products provide front-ending, client-server and cooperative processing technologies which Multi Soft believes represent a advance over other products being marketed.

     NetCast, Inc. is a subsidiary company and was incorporated in April of 1996. It is in the business of developing new Internet technologies to create a series of products and businesses that will extend the power of advertising on the Internet. The Company currently owns 75% of NetCast. Multi Soft provides services and office space to NetCast at cost for which it has billed approximately $155,251. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney. NetCast is in the process of raising private funding for its operations. However, no assurance can be made that it will obtain the funding necessary to bring its software to the marketplace.

Item 2.  Properties

     The Company uses Multi Soft's facilities, at no charge, consisting of approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852, which Multi Soft leases from C&S Consulting, Inc., a company owned by Multi Soft's Chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and is terminable at any time on three months notice. Monthly rent is $3,750 during the first year, $4,250 during the second year, $4,750 during the third year and $4,950 during the fourth year, and $5,200 during the fifth year. Multi Soft is responsible for all utilities.

Item 3.  Legal Proceedings.

     The Company is not presently a party to any material litigation. However, The Company and Multi Soft have been, from time to time, parties to legal actions arising in the normal course of their business. In the opinion of management, the disposition of these actions will not have a material effect on the financial position or results of operations of The Company taken as a whole.

     In May 1997, a lawsuit was commenced against NetCast in the Superior Court of New Jersey by former consultants for approximately $113,000 for services rendered. The Company has accrued $24,000 for services rendered prior to commencement of the action. The Company contests the claim and contends that no services were rendered nor product delivered. Also, The Company intends to vigorously defend the lawsuit and has made counterclaims.

Tax Liens

     Certain State taxes, interest, and penalties aggregating $33,000 remained unpaid at January 31, 1998. In March 1998, approximately $21,000 of the unpaid amount was paid in connection with a settlement agreement leaving approximately $12,000 unpaid.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Security Holders in the last quarter of the Company's fiscal year ended January 31, 1998.

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

                                   Bid Prices
                                   ----------

           Period - Fiscal Year 1997                          High       Low
           -------------------------------------------- ------------------------
           First Quarter ending April 30, 1996                .38        .35
           Second Quarter ending July 31, 1996                .39        .27
           Third Quarter ending October 31, 1996              .26        .25
           Fourth Quarter ending January 31, 1997             .18        .15

           Period - Fiscal Year 1997                          High       Low
           -------------------------------------------- ------------------------
           First Quarter ending April 30, 1997                .245       .10
           Second Quarter ending July 31, 1997                .35        .10
           Third Quarter ending October 31, 1997              .35        .13
           Fourth Quarter ending January 31, 1998             .13       .055


     (b) Holders -- There were approximately 823 holders of record of the Company's Common Stock, 186 holders of record of the Class A Warrants, 1 holder of record of the Class B Warrants and 50 holders of record of the Class C Warrants as of March 9, 1998, inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Issuances of Common Stock

================================ ============================= =============================
Name                                         Date                         Number
                                                                   of Securities Issued
================================ ============================= =============================
Charles J. Lombardo                         1/16/96                       1,000,000
-------------------------------- ----------------------------- -----------------------------
Miriam G. Jarney                            1/16/96                       1,000,000
-------------------------------- ----------------------------- -----------------------------
Michael  Zindler                             4/2/96                         25,000
-------------------------------- ----------------------------- -----------------------------
John Lowy                                    4/2/96                         75,000
-------------------------------- ----------------------------- -----------------------------
Linda Dorrian                                5/6/96                         20,000
-------------------------------- ----------------------------- -----------------------------
Kip R. Marshall                              9/9/97                         50,000
-------------------------------- ----------------------------- -----------------------------
Scott F. Orton                               9/9/97                         50,000
-------------------------------- ----------------------------- -----------------------------
Bernard M. Deutsch                           9/9/97                         50,000
-------------------------------- ----------------------------- -----------------------------
Jerome Feldman                               9/9/97                        100,000
-------------------------------- ----------------------------- -----------------------------


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Fiscal Year Ended January 31, 1998 Compared to Fiscal Year Ended January 31, 1997

     Revenues for the fiscal year ended January 31, 1998 were $901,450 as compared to $1,065,135 in fiscal year 1997, a decrease of $163,645 (15%). This decrease is primarily due to a 47% decrease in revenues from license fees from $356,494 to $243,146, much of which come from the companies largest customers. Primary reason for this decrease is that there were no royalty advances paid to Multi Soft during this fiscal year.

     In fiscal 1998 and 1997, Multi Soft's two principal sources of revenues were license fees and maintenance fees which represented approximately 98.5% ($888,411) and 98.1% ($1,045,186) percent of revenues, respectively.

     Management believes that the decrease in maintenance fees during the year ended January 31, 1998 is due to the cancellation of maintenance contracts with customers. Also, since November, 1996 the minimum maintenance has been $15,000 per month from IBM.

     Operating expenses decreased 22% from fiscal 1997 ($1,162,470) to fiscal 1998 ($895,749) primarily as a result of a decrease in software development costs. The decrease in software development costs is principally due to a new product that was capitalized in fiscal 1998 but remained unamortized because it was not ready for sale.

     Other income (expenses) changed from $101,244 in fiscal 1997 to ($804) in fiscal 1998. Also, for fiscal 1997, $30,000 included in other income consists of forgone deferred compensation by an officer of the company. Also, $55,349 of other income in fiscal 1997 consists of rent revenue and consulting fees.

     As a result of the foregoing, Multi Solution's earned net income in fiscal 1998 of $4,897 compared to its net income in 1997 of $3,909.

Major Customers

     In fiscal 1998, IBM accounted for 29% of total revenues. In fiscal 1997, IBM accounted for 29% of total revenues.

Liquidity and Capital Resources

    At January 31, 1998, the Company had a working capital deficiency of ($483,700) and has experienced cash flow problems.

     Management of Multi Soft continues to take various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

     It is Multi Soft's intent to remain a technology provider and search out multiple distribution channels, with increasing focus on the use of the Internet, rather than to try and grow via an expensive direct sales force. This allows the focus to stay on technology, with a low overhead cost for each distribution channel used. However, if Multi Soft obtains additional funds from operations or otherwise, it plans to expand in-house marketing activities by advertising in trade publications and by conducting targeted mailing. (See "Item
1. Business - In-House Marketing and Sales").

Working Capital and Current Ratios were:

         Descriptions                     January 31, 1998      January 31, 1997
         -----------------------------------------------------------------------

         Working capital (deficiency)        ($483,700)         ($470,055)

         Current ratios                      .18:1              .088:1

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

Year 2000

     Many companies systems experience problems handling dates beyond the year 1999. The Company's products are not directly impacted by this problem.

In particular, Year 2000 issues are transparent to WCL. WCL simply transports data between the 3270/5250 presentation space and the client application. WCL does no formatting of any data, including dates. This is handled by the client development tool, such as VB, PB, and VC++. Therefore, Year 2000 issues must be addressed by these development tools, not WCL.

In addition, The Company's INFRONT and QuickFRONT products have built in support for Year 2000. Any date functions in use within an INFRONT or QuickFRONT application that use 4 positions for the year will automatically handle Year 2000 with no changes.

For date functions that use 2 positions for the year, SETUPSL command can be used to handle the Year 2000.

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

                     MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED January 31, 1998

                                      INDEX

                                                                                                 Page #
     Report of Independent Certified Public Accountant                                             F1

     Consolidated Balance Sheets - January 31, 1998 and 1997                                       F2, F3

     Consolidated Statements of Operations for Each of the Years in the Period Ended
      January 31, 1998                                                                             F4

     Consolidated Statements of Changes in Stockholders' Deficiency for Each of the Two
     Years in the Period Ended January 31, 1998                                                    F5

     Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended
     January 31, 1998                                                                              F6

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

     None

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

     A summary of the business experience for each officer and director of the Company is as follows:

     CHARLES J. LOMBARDO, age 55, has been the Company's Chairman of the Board of Directors since January 1985 and has been the Company's Chief Executive Officer, Chief Financial Officer and Secretary-Treasurer since December 1988. He has been Multi Soft's Chief Executive Officer, Chief Financial Officer and Treasurer since August 1982. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute (1964), a Master of Science degree in Physics from Northeastern University (1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 57, has been a Director of the Company since January 1985, Executive Vice President of the Company since 1986 of the Company since December 1988. She has been Executive Vice President, Secretary and a Director of MSI since January 1982. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology. In February 1982, Ms. Jarney started her own company, Dedicated

Systems,   Inc.,  for  the  purpose  of  packaging  computer  software  for  the microprocessor market, which company is inactive.

     LARRY SPATZ, age 54, as been a director of the Company since May 12, 1986, and a director of Multi Solutions since July 14, 1989. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

     GEORGE MANSUR, JR., age 68, has been a Director of the Company since March 1982. Since March, 1984, Mr. Mansur has also been Chairman of ALG Corp. and Chairman of Auto Loan Guarantee Company, as well as President of National Benefit Services Corp. and Executive Vice President of Benefit Services Group, Ltd. Since January 1981, Mr. Mansur has been an officer of Petro-Art Ltd., an inactive publicly owned New Jersey corporation. From 1971 to 1976, he was President of Benefit Communications, Corp. From 1977 to 1978, he was marketing director of Commercial Credit Corp., and in 1979 and 1980, he was an officer of Coronet Graphics, Ltd. and Agri Parogram, Ltd. Mr. Mansur is a Charter Member of the International Association of Financial Planners.

     DR. JAMES J. KAPUT, age 57, a Director of the Company since July 14, 1989, has been a Professor of Mathematics at Southern Massachusetts University since 1968. Since 1986, he has also been a Research Associate at Harvard University. Dr. Kaput received a B.S. Degree in Mathematics from Worcester Polytechnice Institute in 1964 and a Ph.D in Mathematics from Clark University in 1968.



Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 1998.

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


                                               SUMMARY COMPENSATION TABLE
============================================================================================================================
                       Annual Compensation                                          Long Term Compensation
------------------------------------------------------------------- --------------------------------------------------------
                                                                              Awards                      Payouts
=================================================================== ========================================================
Name &          Fiscal     Salary ($)    Bonus ($)   Other Annual    Restricted    Options SARs     LTIP        All Other
Principle         Year                               Compensation    Stock Award                 Payouts ($)  Compensation
Position                                                 ($)             ($)                                       ($)
--------------- --------- -------------- ---------- --------------- -------------- ------------- ------------ --------------
Charles J.      1998        (A)$ 60,000         $0      (C)$40,493             $0            $0           $0             $0
Lombardo CEO    1997           $ 80,000         $0         $20,000             $0            $0           $0             $0
                1996           $129,505         $0         $36,750             $0            $0           $0             $0
                1994           $128,470         $0              $0             $0            $0           $0             $0
                1993           $145,354         $0         $43,937             $0            $0           $0             $0

--------------- --------- -------------- ---------- --------------- -------------- ------------- ------------ --------------

--------------- --------- -------------- ---------- --------------- -------------- ------------- ------------ --------------
Miriam Jarney   1998        (B)$ 60,000         $0              $0             $0            $0           $0             $0
Exec. V.P.      1997           $ 80,000         $0              $0             $0            $0           $0             $0
                1996            $98,491         $0              $0             $0            $0           $0             $0
                1994            $98,559         $0              $0             $0            $0           $0             $0
                1993           $107,247         $0          $4,991             $0            $0           $0             $0
============== ========== ============== ========== =============== ============== ============= ============ ==============

(A)      Accrued and unpaid to Charles Lombardo  $39,167 for 1998 and $60,548 for prior year.
(B)      Accrued and unpaid to Miriam Jarney     $10,000 for 1998 and $43,342 for prior year.
(C)      Consulting Fees

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                  Individual Grants
=============================== ==================== ================================== ================= ===============
Name                               Options/SARs        Percent of Total Options/SARs      Exercise or       Expiration
                                      Granted         Granted to Employees in Fiscal       Base Price          Date
                                                                   Year                      ($/Sh)
=============================== ==================== ================================== ================= ===============
Charles J. Lombardo                     -0-                          -                         -                -
------------------------------- -------------------- ---------------------------------- ----------------- ---------------
Miriam Jarney                           -0-                          -                         -                -
=============================== ==================== ================================== ================= ===============

     The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:


                           Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values
=============================== ================ ========================= ======================== =====================
                                                                            Number of Securities          Value of
                                                                                 Underlying             Unexercised
                                    Shares                                       Unexercised            In-The-Money
                                  Acquired on                                  Options/SARs at        Options/SARs at
Name                             Exercise (#)       Value Realized ($)           FY-End (#)              FY-End ($)
=============================== ================ ========================= ======================== =====================
Charles J. Lombardo                   -0-                  -0-                       -0-                    -0-
------------------------------- ---------------- ------------------------- ------------------------ ---------------------
Miriam Jarney                         -0-                  -0-                       -0-                    -0-
=============================== ================ ========================= ======================== =====================


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

     Mr. Lombardo also is entitled to a salary from the Company of $25,000 per year, which he agreed to forego for fiscal 1997 and 1998. Through the end of the company's fiscal year ended January 31, 1994, the company owed Mr. Lombardo $98,946 in accrued salary. In July 1994 the company authorized the issuance of 549,700 shares of common stock to Mr. Lombardo in lieu of foregoing accrued salary.

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

     During fiscal 1997 and fiscal 1998, Mr. Lombardo and Ms. Jarney accrued a portion of their salaries. The balance due between both officers as of January 31, 1998 is $784,660 including deferred increases of $631,605.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Security Ownership of Management -- The number and percentage of Shares of Common Stock of the Company owned of record and beneficially by each owner of 5% or more of the common stock, officer and director of the Company and by all officers and directors of the Company as a group are set forth on the chart below.

================================================================ ============================= =============================
Name and Address of Beneficial Owner                                 Amount and Nature of          Percent of Class (1)
                                                                          Beneficial
                                                                         Ownership
================================================================ ============================= =============================
Charles J. Lombardo                                                     4,212,414(2)                      23.06%
Chairman of the Board, Chief Executive Officer, Chief
Financial Officer, & Treasurer
1511 Laurie Lane, Yardley, PA  19067
---------------------------------------------------------------- ----------------------------- -----------------------------
Miriam G. Jarney                                                        2,094,100(3)                      11.46%
Executive Vice President, Secretary, Director
21 Doering Way, Cranford, NJ  07106
---------------------------------------------------------------- ----------------------------- -----------------------------
Larry Spatz                                                                 0 (4)                          0.0%
Director
3175 Commercial Ave., Suite 222
Northbrook, IL  60062
---------------------------------------------------------------- ----------------------------- -----------------------------
James J. Kaput, PhD.                                                        10,000                          **
Director
473 Chase Road, N. Dartmouth, MA 02747
---------------------------------------------------------------- ----------------------------- -----------------------------
George E. Mansur, Jr.                                                       7,143                           **
Director
1413 State Rd., Phoenixville, PA  19460
---------------------------------------------------------------- ----------------------------- -----------------------------
All Executive Officers and Directors as a group                         6,323,657(4)                     34.61%
(5 persons)
================================================================ ============================= =============================

**   Less than one percent.

(1)  Based upon 18,266,898 shares of common stock outstanding on April 29, 1998.

(2) Includes shares held by Mr. Lombardo's wife and shares owned jointly with his wife. Also includes 1,000,000 shares issued to Mr. Lombardo in 1996 (See "Item 10. Executive Compensation").

(3)  Includes 19,100 shares owned by Ms. Jarney's husband.

(4) Excludes shares owned beneficially by a family trust of which Mr. Spatz' wife is one of the beneficiaries. Mr. Spatz has confirmed to the Company that neither he nor his wife has any voting or dispositive power with regard to the shares owned by the trust.

Item 12. Certain Relationships and Related Transactions.

     Multi Soft has a demand loan with a commercial bank. Borrowings are collateralized Multi Soft`s accounts receivable and bear interest at the bank's prime rate plus 2% (10.50% at January 31, 1998). The Company was in default on this loan. Multi Soft obtained a forbearance from the bank in November 1993 requiring an initial $20,000 payment and monthly payments of $1,500 of principal and interest and the personal guarantee of the Company's Chairman. As of February 11, 1998 Multi Soft obtained a new loan in order to pay the existing loan. As a result, the loan is no longer in default. As of this date, Multi Soft is in compliance with the terms of the new loan and owes approximately $16,338. During 1998 and 1997, the maximum amount of borrowings outstanding were $25,500 and $41,000, respectively.

     Although there is no written agreement between Multi Solutions, and Multi Soft granting Multi Solutions preemptive rights with regard to Multi Solutions majority ownership of Multi Soft common stock, in practice, MSI has and plans to continue to acquire sufficient shares of Multi Soft's common stock to assure its majority ownership in Multi Soft.

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

     During fiscal 1996, the company issued 1,000,000 shares to each Charles Lombardo and Miriam Jarney, to pay accrued salary of Multi Soft and reducing debts of the company to Multi Soft. The balance due for accrued salaries between both officers as of January 31, 1998 is $784,660 including deferred increases of $631,605.

     Multi Soft subleases its office space from C&S Consulting, Inc., a company owned by the Company's Chairman and his wife (see "Item 2. Properties").

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

Exhibits
--------
   3.a           Certificate of Incorporation of the Company(1)
   3.b           By-Laws of the Company(1)

   4.a           Specimen Common Stock of the Company (1)
   4.b           Class A Warrant(1)
   4.c           Class B Warrant(1)
   4.d           Class C Warrant(4)

   10.a          Company Employment Agreement with Charles J. Lombardo(5)*
   10.b          Multi Soft Employment Agreement with Charles J. Lombardo(5)*
   10.c          Multi Soft Employment Agreement with Miriam G. Jarney(5)*
   10.d          Licensing Agreement with Widow, Inc.(6)
   10.e          Agreements with IBM(2)
   10.f          Copy of MSI's Non-Qualified Stock Option Plan, Stock Grant
                 Program and Employee Incentive Stock Option Plan(3)
   10.g          Amendments to MSI's Non-Qualified Stock Option and Stock
                  Grant Program(4)

    21.   List of Subsidiaries

    27.   Financial data schedule (electronic format only)
----------

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

Reports of Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MULTI SOLUTIONS, INC.




Dated: April 29, 1998                       By:     ----------------------
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



SIGNATURES             TITLE                                  DATE

----------------------                                        April 29, 1998
Charles J. Lombardo    Chairman of the Board of Directors,
                       Chief Executive Officer,  Financial
                       Officer, and Secretary-Treasurer


----------------------                                        April 29, 1998
Miriam Jarney          Executive Vice President, and Di-
                       rector


----------------------                                        April 29, 1998
Larry Spatz            Director


----------------------                                        April 29, 1998
James Kaput, PhD.      Director


----------------------                                        April 29, 1998
George E. Mansur, Jr.  Director

                                   EXHIBIT 21
                              LIST OF SUBSIDIARIES


Multi Soft, Inc. incorporated in the State of New Jersey in January 1985 doing business only under the name of Multi Soft, Inc.

NetCast, Inc. incorporated in the State of New Jersey in May 1996 doing business only under the name of NetCast, Inc.

                          Albinder Altman & Block, LLP
                          Certified Public Accountants
                         462 Seventh Avenue, Suite 1600
                               New York, NY 10018
                               Tel: (212) 279-8430
                               Fax: (212) 279-8459


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Multi Solutions, Inc.

We have audited the accompanying balance sheets of Multi Solutions, Inc. and Subsidiaries as of January 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions, Inc. and Subsidiaries as of January 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



Albinder Altman & Block, LLP

New York, New York
April 22, 1998

MULTI SOLUTIONS,INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31 ,1998 and 1997




                                                            1998           1997
                                                     -----------    ------------
ASSETS
CURRENT ASSETS
     Cash                                            $    29,524    $    13,575
     Accounts Receivable (net of allowance
      of $29,086 and $32,880 respectively)                58,635         18,571
     Prepaid expenses and other current assets            20,799         13,532
                                                     -----------    -----------
                                                         108,958         45,678


FURNITURE AND EQUIPMENT
     Research and Development Equipment and Software      63,526         14,603
     Office furniture and other equipment                 20,474         22,476
                                                     -----------    -----------
                                                          84,000         37,079
     Less: Accumulated Depreciation                      (10,952)        (9,119)
                                                     -----------    -----------

                                                          73,048         27,960

Organizational costs                                       2,415          2,415
Less accumulated amortization                               (484)
                                                     -----------    -----------
                                                           1,931
OTHER ASSETS
     Capitalized software development costs            1,716,121      1,852,822
     Less accumulated amortization                      (939,942)    (1,110,741)
                                                     -----------    -----------
                                                         776,179        742,081

      Intangibles                                            200            200
                                                     -----------    -----------


                                                     $   960,316    $   818,334
                                                     ===========    ===========


SEE NOTES TO FINANCIAL STATEMENTS    F-2

MULTI  SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 1998 and 1997





LIABILITIES AND STOCKHOLDERS'                             1998          1997
                                                     -----------    ------------
DEFICIENCY
CURRENT LIABILITIES
   Loan payable to bank                              $    16,338    $    25,497
   Note Payable                                           11,339         15,504
   Accrued payroll                                        20,080           --
   Payroll and other taxes payable                        32,755         38,070
   Accounts Payable                                      167,269        164,902
   Accrued officer compensation                          153,057        103,349
   Deferred Revenues                                     191,820        168,411
                                                     -----------    -----------

                                                         592,658        515,733


   Deferred compensation due officer /shareholders       631,605        631,605







STOCKHOLDERS' DEFICIENCY
   Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding               18,267         18,017
   18,266,898 (1998) and 18,016,898 (1997)
   Additional paid-in capital,                         8,643,517      8,592,434
    Minority Interest                                     87,821         87,092
   Accumulated deficit                                (9,013,552)    (9,026,547)
                                                     -----------    -----------
                                                        (263,947)      (329,004)




                                                     $   960,316    $   818,334
                                                     ===========    ===========


SEE NOTES TO FINANCIAL STATEMENTS    F-3

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 31, 1998 and 1997




                                                        1998            1997
                                                   -------------   -------------
REVENUES
      License fees                                 $    243,146    $    356,494
      Maintenance fees                                  645,265         688,692
      Consulting and Other fees                          13,039          19,949
                                                   ------------    ------------
             Total revenues                             901,450       1,065,135



EXPENSES
      Software development and technical support        258,584         344,588
      Selling and administrative                        637,165         817,882
                                                   ------------    ------------

             Total expenses                             895,749       1,162,470
                                                   ------------    ------------

             (Loss)  from operations                      5,701         (97,335)

OTHER INCOME (EXPENSE)
      Other Revenues                                          -         109,102
      Interest Expense                                     (804)         (7,858)
                                                   ------------    ------------
             Total other income                            (804)        101,244








             Net Income                            $      4,897    $      3,909
                                                   ============    ============

             Weighted average shares outstanding     18,121,062      17,986,898
                                                   ============    ============


             Income per share                            a               a
                                                   ============    ============


   (a) less then $.01 per share


SEE NOTES TO FINANCIAL     F-4
STATEMENTS

MULTI SOLUTIONS,INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFECIENCY


Years ended January 31, 1998 and 1997                                Total                                                 Total
                                               Common Stock         paid in    Accumulated    Minority     Deferred     stockholders
                                          Shares        Amount      capital     deficit       Interest    Compensation   deficiency
Balance at January 31, 1996             17,806,898       17,807    8,578,537   (9,092,304)                              (495,960)

Issuance of restricted common stock        210,000          210       16,564                                (4,000)       12,774

Addition to Minority Interest used to                                              61,848                                 61,848
reduce loss absorbed at %100


Addition of Minority Interest                                                                   87,092                    87,092

Deferred Compensation                                                                                        1,333         1,333

Net  Income                                                                         3,909                                  3,909
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------


Balance at January 31, 1997             18,016,898       18,017    8,595,101   (9,026,547)      87,092      (2,667)     (329,004)

Issuance of restricted common stock        250,000          250       49,750                                              50,000

Addition to Minority Interest used to
reduce loss absorbed at %100                                                                     8,098                     8,098

Addition of Minority Interest                                                                      729                       729

Deferred Compensation                                                                                        1,333         1,333

Net  Income                                                                         4,897                                  4,897
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------

                                        18,266,898  $    18,267  $ 8,644,851  $(9,013,552) $    87,821  $   (1,334) $  (263,947)
                                       ===========  ===========  ===========  ===========  ===========  ===========  ===========



SEE NOTES TO FINANCIAL     F-5
STATEMENTS

MULTI -SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended January 31, 1998 and 1997


                                                                                                         1998                   1997
                                                                                                   ----------             ----------
Cash flows from operating activities
      Net Income (Loss)                                                                             $   4,897             $   3,909
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities
      Prior period adjustment
      Depreciation and amortization                                                                   290,999               347,548
      Common stock issued to Solutions
      Changes in assets and liabilities
             Accounts receivable                                                                      (40,064)               81,857
             Prepaid expenses and other current assets                                                 (7,267)                     -
             Accrued payroll                                                                           20,080               (30,285)
             Payroll and other taxes payable                                                           (5,315)              (36,923)
             Note Payable                                                                              (4,165)               15,504
             Accounts payable and accrued expenses                                                      2,369               (51,652)
             Accrued officer compensation                                                              49,706                (6,667)
             Deferred officer compensation                                                                  -                (5,000)
             Deferred revenues                                                                         23,409              (141,381)
             Long term deferred revenues                                                                                     (8,022)
                                                                                                    ---------             ---------

                    Net cash provided  by operating activities                                        334,649               168,888


Cash flows from investing activities
      Capital expenditures                                                                            (50,915)              (29,641)
      Capitalized software development costs                                                         (318,786)             (362,692)
                                                                                                    ---------             ---------

                    Net cash used in investing activities                                            (369,701)             (392,333)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                                           (9,159)              (15,602)
      Loan from officer
      Increase in Minority Interest                                                                     8,826               148,940
      Restricted Common stock issued to Solutions
      Issuance of capital stock                                                                        51,333                14,107
                                                                                                    ---------             ---------


                    Net cash provided by financing activities                                          51,000               147,445
                                                                                                    ---------             ---------

                    NET INCREASE (DECREASE) IN CASH                                                    15,948               (76,000)

Cash at beginning of year                                                                              13,575                89,575
                                                                                                    ---------             ---------

Cash at end of year                                                                                 $  29,523             $  13,575
                                                                                                    =========             =========


SEE NOTES TO FINANCIAL STATEMENTS  F-6

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1998 and 1997




NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Solutions, Inc. (the Company) was incorporated under the laws of the State of New Jersey on July 26, 1982. The Company is presently a holding company for its ownership of its subsidiaries, Multi Soft, Inc. ("Multi Soft") and NetCast, Inc. ("NetCast"). As of January 31, 1998, the Company owns 55.4% of "Multi Soft" and 75% of NetCast.

     The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company had net income of of $4,897 in 1998 and $3,909 in 1997. In addition, at January 31, 1998, the Company's current liabilities exceeded current assets by $483,700 and total liabilities exceeded total assets by $263,947.

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

     Depreciation expense was $6,308 and $5,060 for the years ended January 31, 1998 and 1997 respectively.

                    Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           January 31, 1998 and 1997


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

     Multi Soft is amortizing, over a sixty month period, the capitalized software costs for its Windows-based products. The period is based on sales forecasts for the seven year agreement between Multi Soft, Inc. and IBM which began in October 1993. Multi Soft's Windows products are compatible with Windows 95 and further modifications are continually made, specifically for 32 bit environments (Windows 95 and Windows NT). Unamortized costs relating to Windows products at January 31, 1998 and 1997 are $776,179 and $739,641, respectively.

     As of January 31, 1998, there no longer are any unamortized capital salaries for any DOS products. The unamortized costs relating to DOS products at January 31, 1997 were $2,440.

     Amortization expense for all products at January 31, 1998 and 1997 was $258,584 and $344,588 respectively.

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

                    Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           January 31, 1998 and 1997


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

NOTE C - NOTES PAYABLE

     1.  Demand Loan - Bank

     Multi Soft has a demand loan payable to a commercial bank ($16,338 and $25,497 at January 31, 1998 and 1997 respectively). Borrowings are collateralized by Multi Soft's accounts receivable and bear interest at the bank's prime rate plus 2% (10.5% and 10.5% at January 31, 1998 and 1997 respectively). Multi Soft obtained a forbearance from the bank in November 1993 requiring a $20,000 payment upon execution, monthly payments of $1,500 principal and interest and the personal guarantee of the Company's chairman. As of February 11, 1998, Multi Soft paid the outstanding loan balance by obtaining a new loan. As a result, the loan is no longer in default. As of January 31, 1997, the Company is in compliance with the terms of the agreement.

     During 1998 and 1997, the maximum amount of borrowings outstanding was $25,497 and $41,099, respectively, the average borrowing were $20,918 and $33,248, respectively, and the weighted average interest rates were 10.5%.

     2. Note Payable

     In June 1996, $18,700 due to a vendor was converted to a note at the rate of $597 per month for 36 months with interest at 9%.

                    Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           January 31, 1998 and 1997


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

     Deferred tax (liabilities) assets consist of the following at January 31, 1998 and 1997:

                                                          1998             1997
                                                          ----             ----
Capitalized software                                ($  248,000)    $  (242,000)
Allowance for bad debts                                  11,000           3,000
Deferred compensation                                   234,000         234,000
Deferred revenue royalties                               77,000          92,000
Loss carryforwards                                    4,088,000       4,088,000
                                                    -----------     -----------

         Gross deferred tax assets                    4,162,000       4,175,000

Deferred tax assets valuation allowance              (4,162,000)     (4,175,000)

                                                     $    -0-        $   -0-
                                                    ===========     ============


NOTE E - STOCKHOLDERS' DEFICIENCY

     1. Warrants

     The expiration dates of the Company's Class A, Class B and Class C Warrants have been extended to June 1, 1998. There are presently outstanding a total of 723,793 Class A Warrants, 600 Class B Warrants and 714,012 Class C Warrants.

                    Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           January 31, 1998 and 1997


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

NOTE F - COMMITMENTS AND CONTINGENCIES

     1.  Leases

     Multi Soft is a subtenant in office space leased by an entity substantially owned by the Company's chairman and his wife. At present Multi Soft has a quarter-by-quarter term lease with a base rent of $4,950 per month. Rental expense under the lease aggregated approximately $59,450 and $57,200 for the years ended January 31, 1998 and 1997, respectively.

     In June 1995 the Company entered into a three year noncancellable operating lease for a color laser copier with monthly payments of $606 plus tax and per copy charges through May 1998.

     Future minimum lease payments under the noncancellable equipment operating lease are as follows:

                       Year Ending
                       January 31,
                       1999                           $3,000

                    Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           January 31, 1998 and 1997


     In November, 1997 the company entered into a operating lease for a laser copier with monthly payments of $365 including tax and copy charges through 2002.

                       Year Ending
                       January 31,
                       -----------
                       1999                                 $4,380
                       2000                                  4,380
                       2001                                  4,380
                       2002                                  4,380
                                                             -----
                                                           $17,520
                                                           =======

     2.  Employment Agreements

     Multi Soft has employment agreements with two officers which provide minimum annual compensation of $200,000 through July 1998. Upon execution of these agreements, an aggregate of 91,667 shares of Multi Soft's common stock was issued to the employees.

     In addition, the employment agreements entitle the two employees to 2% and 1.5%, respectively, of each fiscal year's after tax profits of Multi Soft.

     3.  Payroll Taxes

     Certain Federal and state taxes, interest, and penalties aggregating approximately $33,000 remain unpaid at January 31, 1998. In March 1998 $21,000 was paid toward the liability in connection with a settlement agreement leaving $12,000 unpaid.

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

NOTE G - MAJOR CUSTOMERS

     In fiscal 1998 one customer accounted for 29%. In fiscal 1997, one customer accounted for 29% of total revenue.

NOTE H - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for years ended January 31, 1998 and 1997 are as follows:

                    Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           January 31, 1998 and 1997


                                                            1998           1997
                                                            ----           ----

         Cash paid during the year for Interest           $3,304          $7,858
                                                           =====          =====

NOTE I - SOFTWARE LICENSING AGREEMENT

     1.  Software Licensing Agreement

     On October 8, 1993, Multi Soft entered into a Software Licensing  Agreement
     (SLA) and other ancillary agreements with IBM Corporation (IBM) providing for certain exclusive marketing rights for Multi Soft's principal product:
     Windows Communications Library (WCL) with IBM IMS Extensions. This is a software product specifically modified for use with IBM mainframe systems.

     The agreements, effective for a term of seven years with automatic renewals for two additional one year periods, provide for the payment of percentage royalties and unit royalties as specified in the agreement. IBM may terminate the agreement after the first year upon 90 days notice. The agreement further provides for minimum non-refundable royalty advances to Multi Soft aggregating $300,000 through June 1996.

     The agreements create certain obligations by Multi Soft, including future maintenance, staffing, response and software source code custody. Future enhancements may be provided by Multi Soft for additional fees. As of July 1995 Multi Soft has been receiving monthly maintenance from IBM regarding the above license agreement.

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

     For the years ended January 31, 1998 and 1997, Muli Soft recognized as income $8,022 and $42,864 of the $300,000 advance respectively.

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

                    Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           January 31, 1998 and 1997


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

     3.  Joint Development and Marketing Agreement with Bellcore

     In 1995 Multi Soft, Inc. entered a joint development and marketing agreement with Bellcore to develop and market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product to the Sun Solaris Unix environment. Additionally, Bellcore shall pay a specified monthly maintenance fee for a period of one year. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties. During fiscal 1997, Multi Soft had been receiving maintenance fees from the above contract. During fiscal 1998, Multi Soft no longer had been receiving maintenance from this contract.

NOTE J - RELATED PARTY TRANSACTIONS

     Multi Soft, from time to time, pays incidental expenses of the Company and allocates its share of certain expenses. These items are credited to intercompany payable and no payments have been made during the fiscal year. The balance due to Multi Soft at January 31, 1998 and 1997 was $422,239 and $422,951.

     Multi Soft provides certain services and office space to NetCast. The balance due from NetCast, Inc. at January 31, 1998 was $155,251. The Company has guaranteed this debt to Multi Soft.

NOTE K - NEW SUBSIDIARY

     NetCast, Inc. is a subsidiary company and was incorporated in April of 1996. It is in the business of developing new Internet technologies to create a series of products and businesses that will extend the power of advertising on the Internet. The Company currently owns 75% of NetCast. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney. NetCast is in the process of raising private funding for its operations. However, we can make no assurance it will obtain the funding necessary to bring its software to the marketplace.