Form 10QSB
period 1998-04-30
MULTI SOLUTIONS INC
filed 1998-06-15
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                                -----    -----

Commission File Number: 0-12162
                        -------

                              MULTI SOLUTIONS, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         NEW JERSEY                                               22-2418056
-------------------------------                               -----------------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               Identification No.)

              4262 US Route 1, Monmouth Junction, New Jersey 08852
              ----------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (732) 329-9200
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X               No
                         -------               -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                     Outstanding at April 30, 1998
-----------------------                            -----------------------------
Common Stock, par value                                      18,266,898
   $.001 per share

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended April 30, 1998.

     Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements at, and for the fiscal year ended January 31, 1998.

     The results for the three months ended April 30, 1998 are not necessarily indicative of the results for the entire fiscal year. Multi Solutions, Inc. ( the "company") owns 55.4% of Multi Soft, Inc's common stock. The companies financial statements are consolidated with Multi soft and its other subsidiary, NetCast, Inc. which is currently in the development stage.

MULTI SOLUTIONS,INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 1998 and January 31 1998


                                                         30-Apr          31-Jan
                                                           1998            1998
                                                      Unaudited
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                           $        --     $    29,524
     Accounts Receivable (net of allowance
      of  $29,086 and $29,086 respectively)             132,196          58,635
     Prepaid expenses and other current assets           37,799          20,799
                                                    -----------     -----------
                                                        169,995         108,958

FURNITURE AND EQUIPMENT
     Research and Development Equipment & Software       63,526          63,526
     Office furniture and other equipment                20,474          20,474
                                                    -----------     -----------
                                                         84,000          84,000
     Less: Accumulated Depreciation                     (12,461)        (10,952)
                                                    -----------     -----------
                                                         71,539          73,048

Organizational costs                                      2,415           2,415
      Less: Accumulated Amorization                        (605)           (484)
                                                    -----------     -----------
                                                          1,810           1,931
OTHER ASSETS
     Capitalized software development costs           1,419,567       1,716,121
     Less accumulated amortization                     (616,276)       (939,942)
                                                    -----------     -----------
                                                        803,291         776,179

      Intangibles                                           200             200
                                                    -----------     -----------

                                                    $ 1,046,835     $   960,316
                                                    ===========     ===========

MULTI  SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 1998 and January 31 1998

                                                                        30-Apr          31-Jan
                                                                          1998            1998
                                                                     Unaudited
                                                                   -----------     -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                                          $    13,610     $    16,338
     Note Payable                                                        9,549          11,339
     Accrued payroll                                                    71,434          20,080
     Payroll and other taxes payable                                    17,803          32,755
     Accounts Payable                                                  185,455         167,269
     Accrued officer compensation                                      203,056         153,057
     Deferred Revenues                                                 153,465         191,820
                                                                   -----------     -----------
                                                                       654,372         592,658

     Deferred compensation due officer /shareholders                   631,605         631,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
      $.001 par value, issued and outstanding                           18,267          18,267
     18,266,898 April 30(1998) and 18,266,898 January 31 (1998)
     Additional paid-in capital,                                     8,643,850       8,643,517
      Minority Interest                                                 88,027          87,821
     Accumulated deficit                                            (8,989,286)     (9,013,552)
                                                                   -----------     -----------
                                                                      (239,142)       (263,947)

                                                                   $ 1,046,835     $   960,316
                                                                   ===========     ===========

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Quarters ended April 30, 1998 and 1997

                                                        Three Months Ended
                                                             April 30,

                                                           1998            1997
                                                   ------------    ------------
REVENUES
      License fees                                 $     77,112    $     30,369
      Maintenance fees                                  152,264         203,660
      Consulting and Other fees                              --          24,790
                                                   ------------    ------------

        Total revenues                                  229,376         258,819

EXPENSES
      Software development and technical support         46,155          64,646
      Selling and administrative                        160,336         193,772
                                                   ------------    ------------

        Total expenses                                  206,491         258,418
                                                   ------------    ------------

        Income  from operations                          22,885             401

OTHER EXPENSE
      Interest Expense                                      620             654
                                                   ------------    ------------

        Total other expense                                 620             654
                                                   ------------    ------------

        Net Income  (Loss)                         $     22,265    $       (253)
                                                   ============    ============

        Weighted average shares outstanding          18,266,898      18,016,598
                                                   ============    ============

        Income per share                                 a               a
                                                   ============    ============

(a) less then $.01 per share

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarters ended April 30, 1998 and 1997

                                                                  Three Months Ended
                                                                       April 30,

                                                                    1998          1997
                                                                --------     ---------
Cash flows from operating activities                            $ 22,265     $    (253)
      Net Income (Loss)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities
      Depreciation and amortization                               47,785        72,752
      Changes in assets and liabilities
        Accounts receivable                                      (73,561)     (124,828)
        Prepaid expenses and other current assets                (17,000)       (4,000)
        Accrued payroll                                           51,354        27,891
        Payroll and other taxes payable                          (14,952)       (8,724)
        Note Payable                                              (1,790)       (1,998)
        Accounts payable and accrued expenses                     18,186        (9,289)
        Accrued officer compensation                              49,999        33,334
        Deferred revenues                                        (38,355)       64,118
                                                                --------     ---------

               Net cash provided  by operating activities         43,931        49,003

Cash flows from investing activities
      Capitalized software development costs                     (73,267)      (55,173)
                                                                --------     ---------

               Net cash used in investing activities             (73,267)      (55,173)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements      (2,728)       (3,845)
      Increase in Minority Interest                                2,207        (1,526)
      Amortization of Stock Grants                                   333           334
                                                                --------     ---------

               Net cash used by financing activities                (188)       (5,037)
                                                                --------     ---------

               NET INCREASE (DECREASE) IN CASH                   (29,524)      (11,207)

Cash at beginning of year                                         29,524        13,575
                                                                --------     ---------

Cash at end of year                                             $     --     $   2,368
                                                                ========     =========

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Three months ended April 30, 1998 compared to three months ended April 30, 1997
-------------------------------------------------------------------------------

     Revenues for the current three months of fiscal year 1998 decreased $29,443 or 11.4% compared with the comparable period of the prior year. The decrease in revenues for the three month period is primarily attributable to a decrease in maintenance revenues and consulting fees of $76,186 or 33.3%. This is attributable to cancellations of maintenance agreements with customers of Multi Soft whom have been paying for monthly maintenance and support. The decrease is partially offset by an increase in license fees in the amount of $46,743 or 154.1%. This increase is primarily attributed to a significant sale that ocurred in the first quarter of the current year.

     Operating expenses as a percent of revenues for the three month period was 90% compared with 99.8% for the comparable period of the prior year. The decrease in the three month period is a result of a decrease in Selling and Administrative expenses of 33,082 or 17%. This reduction is primarily a result of the inactivity of the companys other subsidiary coupled with an effort by management to reduce certain expenses such as legal fees, outside marketing and outside consulting. Also, software development decreased for the current three month period in the amount of $18,491 or 28.6%. The reduction is attributed to zero amortization for the capitalized values of fical 98 and the current quarter. Amortization of the capitalized values for fiscal 98 and for the first quarter of the current year have not been expensed because during that period Multi Soft has been developing a new product that is not ready for sale.

The operating income, before other income (expense) of $22,885 for the current three month period increased $22,484 compared with the comparable period of the prior year.

For the current three month period, a net income of $22,265 was incurred compared with a net loss of $253 a increase of $22,518.

Major Customers
---------------

     In the first three months of 1998, IBM accounted for 20% of total revenues. In the first three months of 1997, IBM accounted for 29% of total revenues.

Liquidity and Capital Resources
-------------------------------

     At April 30, 1998, the Company had a negative working capital position of ($484,377) and has been experiencing cash flow problems. The cash flow deficiency derives from certain outstanding receivable that remain uncollected coupled with normal fluctuations in sales.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, the company's 55.4% owned subsidiary, Multi Soft Inc. broadened its product base into the Windows environment and has made its Windows based products easier to learn and use. During the summer Multi Soft plans to introduce a new product which extends its present product line into the internet.

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

Year 2000
---------

     Many companies systems experience problems handling dates beyond the year 1999. The companies products are not directly impacted by this problem.

In particular, year 2000 issues are transparent to WCL. WCL simply transports data between the 3270/5250 presentation space and the client application. WCL does no formatting of any data, including dates. This is handled by the client developement tool such as VB,PB and VC++. Therefore, Year 2000 issues must be addressed by these development tools, not WCL.

In addition, The Company's INFRONT and QuickFRONT product have built in support for the Year 2000. Any date functions that use 2 positions for the year, the SETUPSL command can be used to handle the year 2000.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27. Financial Data Schedule

          (b)  Reports on Form 8-K

               None

     SIGNATURES
     ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MULTI SOLUTIONS, INC.

Date June 2, 1998
                                By:
                                    ----------------------------------------
                                Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer