Form 10QSB
period 1998-07-31
MULTI SOLUTIONS INC
filed 1998-09-15
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission File Number:  0-12162
                         -------

                              MULTI SOLUTIONS, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          NEW JERSEY                                              22-2418056
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 4262 US Route 1, Monmouth Junction, New Jersey 08852
                 ----------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (908) 329-9200
                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]            No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                      Outstanding at July 31, 1998
-----------------------                             ----------------------------
Common Stock, par value                                       18,548,398
   $.001 per share

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six and three months ended July 31, 1998.

     Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1998.

     The results reflected for the six and three months ended July 31, 1998 are not necessarily indicative of the results for the entire fiscal year. Multi Solutions, Inc. owns 53.6% of Mult Soft, Inc's common stock. Multi Solutions Inc. financial statements are consolidated with Multi Soft and its other subsidiary NetCast, Inc. which is currently in the development stage.

MULTI SOLUTIONS,INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 1998 and January 31 1998

                                                          31-Jul         31-Jan
                                                            1998           1998
                                                       Unaudited
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                            $     3,372    $    29,524
     Accounts Receivable (net of allowance
      of  $20,086 and $29,086 respectively)              103,112         58,635
     Prepaid expenses and other current assets            44,724         20,799
                                                     -----------    -----------
                                                         151,208        108,958

FURNITURE AND EQUIPMENT
     Research and Development Equipment & Software        63,526         63,526
     Office furniture and other equipment                 20,474         20,474
                                                     -----------    -----------
                                                          84,000         84,000
     Less: Accumulated Depreciation                      (13,970)       (10,952)
                                                     -----------    -----------
                                                          70,030         73,048

Organizational costs                                       2,415          2,415
      Less: Accumulated Amorization                         (726)          (484)
                                                     -----------    -----------
                                                           1,689          1,931
OTHER ASSETS
     Capitalized software development costs            1,492,308      1,716,121
     Less accumulated amortization                      (662,431)      (939,942)
                                                     -----------    -----------
                                                         829,877        776,179

     Intangibles                                             200            200
                                                     -----------    -----------

                                                     $ 1,053,004    $   960,316
                                                     ===========    ===========

CONSOLIDATED BALANCE SHEETS
July 31, 1998 and January 31, 1998


                                                                      31-Jul         31-Jan
                                                                        1998           1998
LIABILITIES AND STOCKHOLDERS'                                      Unaudited
                                                                 -----------    -----------
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                                        $     9,441    $    16,338
     Note Payable                                                      8,356         11,339
     Accrued payroll                                                  71,579         20,080
     Payroll and other taxes payable                                  25,457         32,755
     Accounts Payable                                                181,849        167,269
     Accrued officer compensation                                    240,555        153,057
     Deferred Revenues                                               170,795        191,820
                                                                 -----------    -----------
                                                                     708,032        592,658

     Deferred compensation due officer /shareholders                 631,605        631,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
      $.001 par value, issued and outstanding                         18,549         18,267
     18,548,398 July 31(1998) and 18,266,898 January 31 (1998)
     Additional paid-in capital,                                   8,646,364      8,643,517
      Minority Interest                                               88,340         87,821
     Accumulated deficit                                          (9,039,886)    (9,013,552)
                                                                 -----------    -----------
                                                                    (286,633)      (263,947)

                                                                 $ 1,053,004    $   960,316
                                                                 ===========    ===========

MULTI SOLUTIONS, INC. AND SUBSIDIARY'S
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Six Months Ended               Three Months Ended
                                                            July 31,                        July 31,
                                                      1998            1997            1998            1997
                                                  ------------    ------------    ------------    ------------
Revenues
     License fees                                 $     93,639    $     84,914    $     16,527    $     54,545
     Maintenance Revenue                               294,578         374,333         142,314         170,673
     Consulting and other fees                           5,240          49,845           5,240          25,055
                                                  ------------    ------------    ------------    ------------
            Total revenues                             393,457         509,092         164,081         250,273

Operating expenses
     Software development and technical support         92,310         156,547          46,155          91,901
     Selling and administrative expenses               338,049         372,143         177,713         178,371
                                                  ------------    ------------    ------------    ------------
            Total expenses                             430,359         528,690         223,868         270,272

            Income (Loss) from operations              (36,902)        (19,598)        (59,787)        (19,999)

Other Income (Expenses)
     Other Income                                        5,237           5,237
     Interest expense                                     (889)         (1,291)           (269)           (637)
                                                  ------------    ------------    ------------    ------------

     Total other  Income (expense)                       4,348          (1,291)          4,968            (637)
                                                  ------------    ------------    ------------    ------------

            NET INCOME (LOSS)                     $    (32,554)   $    (20,889)   $    (54,819)   $    (20,636)
                                                  ============    ============    ============    ============

Weighted average number of shares outstanding       18,407,648      18,016,898      18,548,398      18,016,898
                                                  ============    ============    ============    ============

Loss per share                                    $         --    $         --    $         --    $         --
                                                  ============    ============    ============    ============

MULTI -SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Six Months Ended
                                                                              31-Jul
                                                                           1998         1997
                                                                      ---------    ---------
Cash flows from operating activities
      Net Loss                                                        $ (32,554)   $ (20,889)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities
      Depreciation and amortization                                      95,569      159,299
      Changes in assets and liabilities
            Increase in Accounts receivable                             (44,477)    (101,772)
            Increase in Prepaid expenses and other current assets       (23,925)     (19,404)
            Increase in Accrued payroll                                  51,499       51,654
            Decrease in Payroll and other taxes payable                  (7,298)      (7,201)
            Decrease in Note Payable                                     (2,983)      (1,998)
            Increase in Accounts payable and accrued expenses            14,580       13,778
            Increase in Accrued officer compensation                     87,498       71,376
            Increase (decrease) in Deferred revenues                    (21,025)       2,643
                                                                      ---------    ---------

                   Net cash provided  by operating activities           116,884      147,486

Cash flows from investing activities
      Capitalized software development costs                           (146,007)    (137,936)
                                                                      ---------    ---------

                   Net cash used in investing activities               (146,007)    (137,936)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements             (6,897)      (5,154)
      Increase (decrease) in Minority Interest                            6,739      (11,605)
      Amorization of Stock Grants                                         2,847          667
      Issuance of capital stock                                             282           --
                                                                      ---------    ---------

                   Net cash (used) provided by financing activities       2,971      (16,092)

                   NET  DECREASE IN CASH                                (26,152)      (6,542)

Cash at beginning of year                                                29,524       13,575

Cash at end of period                                                 $   3,372    $   7,033
                                                                      =========    =========

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Six months  ended July 31, 1998  compared to six months  ended July 31, 1997 and
--------------------------------------------------------------------------------
three months ended July 31, 1998 compared to three months ended July, 31 1997
-----------------------------------------------------------------------------

License fees for the current six months of fiscal year 1998 increased $8,725 or 10.28% compared with the comparable period of the prior year. License fees for the three month period ending July 31, 1998 decreased $38,018 or 69.70% compared with the comparable period of the prior year. Maintenance revenue for the current six months of fiscal 1998 decreased 79,755 or 21.31% compared with the comparable period of the prior year. Maintenance revenue for the current three month period decreased 28,359 or 16.62% compared with the comparable period in the prior year. The increase in sales for the current six month period is attributed to normal fluctuations. The decrease in Maintenance revenues for the current six and three month period is attributable to cancellations of maintenance agreements.

Operating expenses for the six month period decreased $98,331 or 18.60% compared with the comparable period of the prior year. Operating expense for the three month period ending July 31, 1998 decreased $46,404 or 17.17% compared with the prior year. The decrease in the six month and three month period was due to the reduction of certain expenses such as legal fees, outside marketing and outside consulting. Also, the software development expense has decreased, because Multi Soft has been developing a new product that is not ready for sale. As a result, there has been no amortization on the current capitalized value.

Operating loss, before other Income (expense) of $36,902 for the current six month period increased $17,304 compared with the comparable period of the prior year. Operating loss, before other income (expense) was $59,787 for the current three month increased $39,788 compared with the operating income from the comparable period of the prior year. The reason for this increase is the continues cancellations of maintenance agreements.

Other income (expense) for the current six month period was $4,348 as compared with ($1,291) for the comparable period of the prior year. For the current three month period other income (expense) was 4,968 compared with (637) with the comparable period from the prior year. The increase is attributable to accounts payable writeoffs that occurred in the current period that did not occur in the prior comparable period.

For the current six month period , net loss of $32,554 or ($.00) cents per share was incurred compared with a net loss of $20,889 or ($.00) cents per share an increase of $11,665. For the current three month period, a net loss of $54,819 was incurred compared with a loss of $20,636 in the comparable period for the prior year a increase of $34,183. As previously stated, the reason for this increase was due to cancellations in maintenance agreements.

Major Customers
---------------

     In the first six months of 1998, IBM accounted for 22.87% of total revenues. In the first six months of 1997, IBM accounted for 29.46%.

Liquidity and Capital Resources
-------------------------------

     At July 31, 1998, the Company had a negative working capital position of ($556,824); and has been experiencing cash flow problems.

     Management of the company has taken various steps to correct this situation. Multi Soft has shifted its marketing focus to the internet, which is very cost effective, thereby allowing it to reduce staff, overhead and selling costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, the company's subsidiary Multi Soft broadened its product base into the Windows environment and has made its Windows based products easier to learn and use. In addition to other distributors and VARs the companies subsidiary Multi Soft and IBM have marketing agreements to market Multi Soft's WCL toolkit.

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

Year 2000
---------

     Many companies systems experience problems handling dates beyond the year 1999. The conpanies subsidiary Multi Soft products are not directly impacted by this problem.

     In particular, year 2000 issues are transparent to WCL. WCL simply transports data between the 3270/5250 presentation space and the client application. WCL does no formatting of any data, including dates. This is handled by the client development tool such as VB, PB and VC++. Therefor, Year 2000 issues must be addressed by these development tools, not WCL.

     In addition, The Company's INFRONT and QuickFRONT product have built in support for the year 2000. Any date functions that use 2 positions for the year, the SETUPSL command can be used to handle the year 2000

     The risks inherent with the year 2000 issue are not significant to the company except to the extent that some customers may not be year 2000 compliant. Should this occur Multi Soft's operations could be materially affected. Also, the company has no contingency plan regarding this issue.

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

                                MULTI SOLUTIONS, INC.


Dated: August 27, 1998
                                By:_____________________________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer