Form 10QSB
period 1998-09-30
MULTI SOLUTIONS INC
filed 1998-12-09
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

Commission File Number: 0-12162
                        -------

                              MULTI SOLUTIONS, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEW JERSEY                                             22-2418056
          ----------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     4262 US Route 1, Monmouth Junction, New
                     ---------------------------------------
              Jersey 08852 (Address of principal executive offices)

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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                   Outstanding at October 31, 1998
         -----                                   -------------------------------
Common Stock, par value                                     18,548,398
   $.001 per share

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine months ended October 31, 1998.

     The financial statements are presented on a consolidated basis, with Multi Soft, Inc a 53.6% owned subsidiary and NetCast ,Inc a 75% owned subsidiary.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended, January 31, 1998.

     The results reflected for the three and nine months ended October 31, 1998 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

                                                    October 31,     January 31,
                                                          1998            1998
                                                    (Unaudited)
                                                   -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                         $     2,302     $    29,524
     Accounts receivable (net of allowance
      of $19,058 and $20,086 respectively)            109,736          58,635
     Prepaid expenses and other current assets         56,999          20,799
                                                  -----------     -----------
                                                      169,037         108,958
FURNITURE AND EQUIPMENT
     Research and development equipment                63,526          63,526
     Office furniture and other equipment              20,474          20,474
                                                  -----------     -----------
                                                       84,000          84,000
     Less: Accumulated Depreciation                   (15,460)        (10,952)
                                                  -----------     -----------
                                                       68,540          73,048
Capitalized  Organizational costs
     Less: Accumulated Amortization                   2415.25           2,415
                                                         (847)           (484)
                                                  -----------     -----------
                                                        1,568           1,931
OTHER ASSETS
     Capitalized software development costs         1,543,938       1,716,121
     Less accumulated amortization                   (717,782)       (939,942)
                                                  -----------     -----------
                                                      826,156         776,179

     Intangibles                                          200             200
                                                  -----------     -----------

                                                  $ 1,065,501     $   960,316
                                                  ===========     ===========

MULTI SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

                                                     October 31,     January 31,
                                                           1998            1998
                                                     (Unaudited)
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Loan payable to bank                           $     5,174     $    16,338
     Note Payable                                         6,565          11,339
     Accrued payroll                                     71,579          20,080
     Payroll and other taxes payable                     21,583          32,755
     Accounts Payable                                   174,435         167,269
     Accrued officer compensation                       240,555         153,057
     Deferred Revenues                                  125,833         191,820
                                                    -----------     -----------

                                                        645,724         592,658

     Deferred compensation due officer/shareholders     631,605         631,605

STOCKHOLDERS' DEFICIENCY
     Common stock,$.001 par value authorized
      40,000,000 issued and outstanding:
     18,548,398 and 18,266,898 respectivley              18,548          18,267
     Additional paid-in capital net of
      deferred compensation,                          8,649,159       8,643,517
     Minority interest                                   88,340          87,821
     Accumulated deficit                             (8,967,875)     (9,013,552)
                                                    -----------     -----------
                                                       (211,828)       (263,947)

                                                    $ 1,065,501         960,316
                                                    ===========     ===========

MULTI SOLUTIONS, INC
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Nine Months Ended               Three Months Ended
                                                              October 31,                       October 31,
                                                            1998             1997             1998             1997
                                                    ------------     ------------     ------------     ------------
REVENUES
      License fees                                  $    213,865     $    162,409     $    120,226     $     77,495
      Maintenance fees                                   425,230          525,781          130,652          151,448
      Consulting and other fees                            6,336           83,629            1,096           33,784
                                                    ------------     ------------     ------------     ------------
            Total revenues                               645,431          771,819          251,974          262,727

EXPENSES
      Software development and technical support         147,661          236,670           55,351           80,123
      Selling and administrative                         476,613          540,843          138,564          168,700
                                                    ------------     ------------     ------------     ------------

            Total expenses                               624,274          777,513          193,915          248,823
                                                    ------------     ------------     ------------     ------------

            Income (Loss) from operations                 21,157           (5,694)          58,059           13,904

OTHER EXPENSE
      Other Revenue                                       16,349                            11,112
      Interest Expense                                    (1,022)          (1,923)            (133)            (632)
                                                    ------------     ------------     ------------     ------------

            Total other revenue                           15,327           (1,923)          10,979             (632)

            NET INCOME (LOSS)                       $     36,484     $     (7,617)    $     69,038     $     13,272
                                                    ============     ============     ============     ============

            Weighted average shares outstanding       18,454,556       18,072,451       18,548,398       18,266,898
                                                    ============     ============     ============     ============

            Loss per share                                   NIL              NIL              NIL              NIL
                                                    ============     ============     ============     ============

MULTI-SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                   Nine Months Ended
                                                                                  October, 31
                                                                                 1998          1997
                                                                            ---------     ---------
Cash flows from operating activities
      Net loss                                                              $  36,484     $  (7,617)
      Adjustments to reconcile net Income (loss) to net cash
           provided  by operating activities
      Depreciation and amortization                                           152,532       245,846

      Changes in assets and liabilities
            (Increase) decrease in accounts receivable                        (51,101)      (66,916)
            Increase in prepaid expenses and other current assets             (36,200)      (24,954)
            Increase (decrease) in accrued payroll                             51,499        51,656
            (Decrease) in payroll and other taxes payable                     (11,172)      (10,020)
            Decrease in Note Payable                                           (4,774)       (3,479)
            Increase (decrease) in accounts payable and accrued expenses        7,166        14,155
            (Decrease) increase in accrued officer compensation                87,498       108,872
            Increase (decrease) in deferred revenues                          (65,987)      (44,787)
                                                                            ---------     ---------

                   Net cash provided  by operating activities                 165,945       262,756

Cash flows from investing activities
      Capitalized  Research & Developement                                         --       (50,000)
      Capitalized software development costs                                 (197,638)     (206,904)
                                                                            ---------     ---------

                   Net cash used in investing activities                     (197,638)     (256,904)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements                  (11,164)       (4,521)
     ( Decrease) increase in Minority interest                                  9,712       (17,756)
      Issuance of Common Stock                                                  5,923        51,000
                                                                            ---------     ---------

                   Net cash provided by  In financing activities                4,471        28,723


                   NET INCREASE (DECREASE) IN CASH                            (27,222)       34,575

Cash at beginning of year                                                      29,524        13,575

Cash at end of year                                                         $   2,302     $  48,150
                                                                            =========     =========

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Nine and three months ended  October 31, 1998  compared to nine and three months
--------------------------------------------------------------------------------
ended October 31, 1997
----------------------

     Revenues of $645,431 for the current nine months of fiscal year 1998 decreased $126,388 or 16.4% compared with the comparable period of the prior year. Revenues of $251,974 for the three month period ending October 31, 1998 decreased $10,753 compared with the comparable period of the prior year. The decrease in revenues for the current nine month period is attributable to advance royalty payments from a major customer that occured in the prior period and did not reoccur in the current period.

     Operating expenses as a percent of revenues for the nine month period was 97% compared with 101% for the comparable nine month period of the prior year. Operating expense as a percent of revenues for the current three month period was 77% compared with 95% for the prior year. The decrease in operating expenses as a percent of revenues for the current three months was primarily attributable to a curtailment of legal, accounting and outside consulting fees.

     Operating income , before other income (expense) of $21,157 for the current nine month period increased $26,851 compared with the comparable period of the prior year. For the current three month period operating income, before other expense increased $44,155.

     For the current nine month period , a net income of $36,484 was incurred compared with a net loss of $7,617 an increase of $44,101. For the current three month period a net income of $69,038 compared with net income from the prior period of $13,272 represents an increase of $55,766.

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

Major Customers
---------------

     In the first nine months of 1998, IBM accounted for 20.9% of total revenues. In the first nine months of 1997, IBM accounted for 26.24% of total revenues.

Liquidity and Capital Resources
-------------------------------

     At October 31, 1998, the Company had a negative working capital position of $476,687 and has been experiencing cash flow problems. The cash flow deficiency derives from certain outstanding receivable that remain uncollected coupled with normal fluctuations in sales.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly ,the company's 53.6% owned subsidiary, Multi Soft Inc. broadened its product base into the Windows NT environment and has made its Windows based products easier to learn and use.

     In September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCLTM. As of November 1996, the contract with IBM was extended for two more years and IBM is paying Multi Soft monthly maintenance and royalties. The above contract,as of November 1, 1998 has been canceled. But, Multi Soft is in the process of negotiating an extension to the contract, however , no assurance can be made.

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

In particular , year 2000 issues are transparent to WCL. WCL simply transports data between the 3270/5250 presentation space and the client application. WCL does no formatting of any data, including dates. This is handled by the client development tool such as VB,PB and VC++. Therefore, Year 2000 issues must be addressed by these development tools, not WCL.

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

                                   MULTI SOLUTIONS, INC.

Dated: December 08,1998
                                   By:______________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer