Form 10KSB40
period 1999-01-31
MULTI SOLUTIONS INC
filed 1999-06-04
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR
            [ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1999        Commission File No. 0-15976
                                                                      --------

            New Jersey                                    22-2418056
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              MULTI SOLUTIONS, INC
                 ----------------------------------------------
                 (Name of Small business issuer in its charter)

           4262 US Route 1, Monmouth Junction, New Jersey     08852
           -----------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code   (732) 329-9200
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:     None
                                                            ------------
Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                            ------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer consolidated revenue for the fiscal year: $805,895.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average ask ($.36) and ($.33) bid price of such stock, as of April 21, 1999 is $4,295,461 based upon $.345 multiplied by the 12,189,741 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 21, 1999, is 18,813,398 shares, all of one class of $.001 par value Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

MULTI SOLUTIONS, INC.
                                   Form 10-KSB
                           Year Ended January 31, 1999

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----

PART I.........................................................................3
------

ITEM 1.  BUSINESS..............................................................3
         --------

ITEM 2.  PROPERTIES............................................................6
         ----------

ITEM 3.  LEGAL PROCEEDINGS.....................................................6
         -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6
         ---------------------------------------------------

PART II........................................................................6
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS..6
         --------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS...................................7
         -----------------------------------

ITEM 7.  FINANCIAL STATEMENTS..................................................9
         --------------------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURES............................................10
         -------------------------

PART III......................................................................10
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................10
         -------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION...............................................11
         ----------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......13
         --------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................13
         ----------------------------------------------

PART IV.......................................................................14
-------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................14
         --------------------------------

SIGNATURES....................................................................16

FINANCIAL STATEMENTS                                                          F1

PART I
------

Item 1.   Business.
          ---------
General
-------

During the fiscal year ended January 31, 1999, Multi Solutions, Inc. (the "Company" or "Multi Solutions") was relatively inactive, its primary activity being the support of its subsidiary, Multi Soft, Inc. ("Multi Soft"). The business of Multi Soft is discussed below.

BUSINESS OF MULTI SOFT
----------------------

     Multi Soft was incorporated in January 1985 as a wholly owned subsidiary of Multi Solutions, Inc. ("MSI") and, as of the date hereof, is a 52% owned subsidiary of the Company. Multi Soft engages in the production, marketing and maintenance of communications front-ending, client-server and cooperative processing technologies called The Windows Communications LibraryTM (WCL(TM)) for Windows 3x and 95, INFRONT for DOS and a new product COMRAD (ComponenT ObjeCt Model Rapid Application Development) for 32 bit Windows 95, 98, and NT.

The Technology
--------------

     The Multi Soft product line consists of tools for the development of client-server, front-ending, and Internet based applications using a mainframe or an Internet server. There are four key elements to the real world development, delivery and production maintenance of these applications; and they are all are supported by the Multi Soft product line. These include screen-based access to mainframe data and processes; message-based access to mainframe and server data and processes; integration of screen-based and message-based access to the mainframe in the same application; and control and distribution management.

     SCREEN-BASED ACCESS TO MAINFRAME DATA AND PROCESSES (which includes front ending) allows the user to enhance existing mainframe applications through the integration of Internet and client technologies such as GUIs (graphical user interfaces), imaging and local data, without changing any mainframe code. This allows companies to leverage their PC capabilities to streamline user processes and for presenting mainframe data to users in a way that is intuitive, easy to use and productive. Screen-based access to a host is supported by all of Multi Soft's products.

     MESSAGE-BASED ACCESS TO MAINFRAME DATA AND PROCESSES allows companies to create client-server applications, where the PC is used for the client portion of the application (i.e., all user interaction, dialogue flow and access to local data) and the mainframe is used for the server portion of the application (i.e., management of database interaction, data integrity and security). In this architecture, only data and messages are passed between the PC and host, which results in a streamlined and optimized production application. Message-based access to the mainframe is supported by WCL's WCL/Enterprise Server Option ("WCL/ESO").

     INTEGRITY CONTROL AND DISTRIBUTION MANAGEMENT allows companies to use the mainframe system to centrally manage the integrity of the work station logic and distribute new version releases. In production client-server applications it is important to ensure that the programs, files and data residing on the PC are correct before the user starts the application. When changes are made to the work station logic, the host can also be used to manage the distribution of these changes. Integrity control and distribution management is supported by WCL's WCL/Software Distribution Option ("WCL/SDO").

The Multi Soft Product Line
---------------------------

     The Multi Soft Product line consists of three product sets: the new product COMRAD (Component Object Model Rapid Application Development) for 32 bit Windows 95, 98, and NT, the WCL product set and the INFRONT product. The WCL product set runs under Windows 3x and 95 and includes WCL, WCL/ESO and WCL/SDO. The INFRONT product is an integrated environment that runs under DOS and Windows.

     COMRAD is a new component-based development tool released in July 1998. It takes advantage of Microsoft's COM/DCOM technology and will generate both components and complete applications, not just applications as currently done by WCL. COMRAD will allow you to build client server applications today and use the same code for your Internet/Intranet applications tomorrow. The components generated by COMRAD that interface with the mainframe can be used both by Visual Basic and the your Internet browsers, on individual workstations or Windows NT servers, depending on the needs of your application. Persistence and security are achieved through the use of Microsoft's Internet Information Server (IIS) and Active Server Pages (ASP).

     WCL is a toolkit and a set of DLLs (Dynamic Linked Libraries) that work in conjunction with Windows 3270 emulation products to provide easy integration of data and processing between PC/LANs (local area networks) and the mainframe. Because WCL is open, any of the standard Windows development tools such as PowerBuilder, Visual Basic, and C++, can be used with WCL to create the client application. It supports the development of GUI front-ends, client-server applications that use the mainframe as a server and integrity control and distribution management. The WCL toolkit provides an automated development environment that includes, among other things, a screen capture mechanism, screen maintenance and a screen matching facility. In addition, it provides code generation to remove the complexity and development effort associated with building GUI front-end applications. Multi Soft also has a 32-bit version of its WCL product for Windows 95 and Windows NT.

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

Key Services
------------

     Multi Soft offers training and consulting services designed to help its new customers get a fast start in client/server development and to help existing customers with additional resources to facilitate successful production application roll-outs.

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

     Technical Support Services include a telephone hotline, fax, e-mail and Internet support staffed by knowledgeable personnel trained and experienced with the Multi Soft product line.

Clients
-------

     Multi Soft's past and current client base spans over 40,000 users throughout approximately 125 Fortune 500 companies. Customers that have licensed Multi Soft's products include: American Cyanamid, Bell Atlantic, ITT Hartford, Honda, Con

Edison, Hoechst, American International Group, Ciba Geigy, Comdisco, EDS, Exxon,
General  Electric,   Hilton,   Lever  Brothers,   Teachers  Insurance,   Chicago
Northwestern and US West Business.

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

Distributors and VARs
---------------------

     To supplement its domestic sales and marketing efforts, Multi Soft uses international distributors and VARs on a non-exclusive basis.

IBM
---

     In September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL. Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties. This IBM agreement is effective for a term of two years and is renewable by IBM for two more one year periods. The Agreement is terminable by the Company or IBM upon 90 days notice in the event of a default by the other party. As of November 1996, the contract with IBM was extended for two more years and IBM is paying the Company monthly maintenance and royalties. As of January 31, 1999 the contract with IBM was extended for one year and IBM is paying Multi Soft monthly maintenance.

     Since fiscal 1994, IBM has represented a significant percentage of Multi Soft's revenues See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Employees
---------

     The Company only has two employees, its officers: Charles J. Lombardo and Miriam Jarney. Employees of Multi Soft devote such time as is necessary to the Company's business. Multi Soft has eight full time employees, including two officers, one support personnel, four technical and engineering personnel plus several independent consultants, which work for the company on an as needed basis.

Competition
-----------

     Multi Soft operates in a business composed of strong competitors, many of which have substantially greater resources, are better established, and have a longer history of operations than Multi Soft. In addition, many competitors have more extensive facilities than those which now or in the foreseeable future will become available to Multi Soft.

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

NetCast, Inc.
-------------

     NetCast, Inc. is a subsidiary company of Multi Solutions and was incorporated in April of 1996. It is in the business of developing new Internet technologies to create a series of products and businesses that will extend the power of advertising on the Internet. Multi Solutions currently owns 75% of NetCast. Multi Soft provides services and office space to NetCast at cost for which it has billed approximately $234,592 through January 31, 1999. During the fiscal year ending January 31, 1999 Charles J. Lombardo devoted a substantial amount of his time to NetCast activities. Multi Soft charged NetCast for this time. Multi Solutions has guaranteed NetCast's debt to Multi Soft. The Board of Directors consists of two officers, Charles

Lombardo and Miriam Jarney. No assurance can be made that NetCast will obtain the funding necessary to complete its software and bring it to the marketplace.

Item 2.   Properties
          ----------

     The Company uses Multi Soft's facilities, at no charge, consisting of approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852, which Multi Soft leases from C&S Consulting, Inc., a company owned by Multi Soft's Chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and is terminable at any time on three months notice. Monthly rent is $5,200 per year. Multi Soft is responsible for all utilities.

Item 3.   Legal Proceedings
          -----------------

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

Tax Liens
---------

     Certain  federal,   state  taxes,   interest,   and  penalties  aggregating
approximately $17,000 remain unpaid at January 31, 1999.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     No matters were submitted to a vote of security holders in the last quarter of the Company's fiscal year ended January 31, 1999.

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ----------------------------------------------------------------------

     (a) Market Information -- The Company's Common Stock, Class A Warrants (for one share of Common Stock and one Class B Warrant), Class B Warrants (for one share of Common Stock), and Class C Redeemable Warrants (for one share of Common Stock) are traded in the over-the-counter market, and are quoted on The OTC Bulletin Board (symbol: "MULT").

     The following tables set forth the range of high and low bid prices for the Company's Common Stock on a quarterly basis for the past two fiscal years as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The Warrants have not traded and hence not priced.

                                   Bid Prices
                                   ----------

     Period - Fiscal Year 1998                             High        Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 1997                   .245        .10
     Second Quarter ending July 31, 1997                   .35         .10
     Third Quarter ending October 31, 1997                 .35         .13
     Fourth Quarter ending January 31, 1998                .13         .055

     Period - Fiscal Year 1999                             High        Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 1998                   .33         .04
     Second Quarter ending July 31, 1998                   .32         .11
     Third Quarter ending October 31, 1998                 .11         .07
     Fourth Quarter ending January 31, 1999                .32         .07

     (b) Holders -- There were approximately 843 holders of record of the Company's Common Stock, 189 holders of record of the Class A Warrants, 1 holder of record of the Class B Warrants and 54 holders of record of the Class C Warrants as of March 9, 1999, inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Issuances of Common Stock
-------------------------

--------------------------------------------------------------------------------
NAME                                       DATE                 NUMBER
                                                          OF SECURITIES ISSUED
--------------------------------------------------------------------------------
MIRIAM JARNEY (A)                        3/15/98                150,000
--------------------------------------------------------------------------------
CHARLES J. LOMBARDO (A)                  3/15/98                150,000
--------------------------------------------------------------------------------
JOSEPH LOMBARDO (A)                      3/15/98                25,000
--------------------------------------------------------------------------------
HES GIFT (A)                             3/15/98                100,000
--------------------------------------------------------------------------------
JEANETTE RUSSEL (A)                      3/15/98                4,000
--------------------------------------------------------------------------------
J.B. LOWY (A)                            3/15/98                12,500
--------------------------------------------------------------------------------
LORETTA MESSINA (B)                      3/15/98                15,000
--------------------------------------------------------------------------------
LINDA DORRIAN  (B)                       3/15/98                20,000
--------------------------------------------------------------------------------
LORRAINE HARTLEY (B)                     3/15/98                10,000
--------------------------------------------------------------------------------
HARRY WINGARD (B)                        3/15/98                10,000
--------------------------------------------------------------------------------
HOWARD MENDELSON (B)                     3/15/98                25,000
--------------------------------------------------------------------------------
ELAIN BINE (B)                           3/15/98                10,000
--------------------------------------------------------------------------------
JOSEPH CAMISCIONI  (B)                   3/15/98                20,000
--------------------------------------------------------------------------------
SHARON JONES (B)                         3/15/98                10,000
--------------------------------------------------------------------------------
PATRICIA MCMAHON (B)                     3/15/98                20,000
--------------------------------------------------------------------------------
(A)  For services rendered
(B)  Grant under the Companies Stock Grant Program

Item 6.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Fiscal Year Ended  January 31,  1999  Compared to Fiscal Year Ended  January 31,
--------------------------------------------------------------------------------
1998
----

     Revenues for the fiscal year ended January 31, 1999 were $805,895 as compared to $901,450 in fiscal year 1998, a decrease of $95,555 (10.6%). This decrease is primarily due to a decrease in maintenance fees from $645,265 to $524,948 much of which come from the Multi Soft's largest customers. The primary reason for this decrease is that there were no royalty advances paid to Multi Soft during this fiscal year.

     In fiscal 1999 and 1998, Multi Soft's two principal sources of revenues were license fees and maintenance fees which represented approximately 99.2% ($798,948) and 98.6% ($888,411) of revenues, respectively.

     Management believes that the decrease in maintenance fees during the fiscal year ended January 31, 1999 is due to the non-renewal of maintenance contracts by customers.

     Operating expenses decreased 9.1% from fiscal 1998 ($895,749) to fiscal 1999 ($813,462) primarily as a result of lower selling and administrative costs offset by an increase in software development costs. The decrease in selling and administrative costs is principally due to lower levels of salaries and related costs.

     Other income (expenses) changed from $(804) in fiscal 1998 to $56,873 in fiscal 1999.

As a result of the foregoing, Multi Solution's earned net income in fiscal 1999 of $49,306 compared to its net income in 1998 of $4,897.

Major Customers
---------------

     In fiscal 1999, IBM accounted for 25% of total revenues. In fiscal 1998, IBM accounted for 29% of total revenues.

Liquidity and Capital Resources
-------------------------------

     At January 31, 1999, the Company had a working capital deficiency of ($444,841) and has experienced cash flow problems.

     Management of Multi Soft continues to take various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows 95 and Windows/NT environment and has made its Windows based products easier to learn and use.

     It is Multi Soft's intent to remain a technology provider and search out multiple distribution channels, with increasing emphasis on the use of the Internet for marketing, rather than to try and grow via an expensive direct sales force. This allows the focus to stay on technology, with a low overhead cost for each distribution channel used. However, if the Company obtains additional funds from operations or otherwise, it plans to expand in-house marketing activities by advertising in trade publications and by conducting targeted mailing. See "Item 1. Business - In-House Marketing and Sales".

Working Capital and Current Ratios were:
----------------------------------------

     Descriptions                    January 31, 1999           January 31, 1998
     ---------------------------------------------------------------------------

     Working capital (deficiency)       ($444,841)                  ($483,700)

     Current ratios                        .30:1                      .18:1

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

Year 2000
---------

     Many computer systems may experience problems handling dates beyond the year 1999. The Company's products are not directly impacted by this problem.

     In particular, Year 2000 issues are transparent to WCL. WCL simply transports data between the 3270/5250 presentation space and the client application. WCL does no formatting of any data, including dates. The client development tools, such as VB, PB, and VC++ handles this. Therefore, these development tools, not WCL, must address Year 2000 issues.

     In addition, The Company's INFRONT products have built in support for Year 2000. Any date functions in use within an INFRONT application that use 4 positions for the year will automatically handle Year 2000 with no changes.

     For date functions that use 2 positions for the year, the SETUPSL command can be used to handle the Year 2000.

Effect of Inflation
-------------------

     Management believes that inflation has not had a material effect on its operations for the periods presented.

CAUTIONARY STATEMENT
--------------------

     This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company and it's subsidiaries. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," " expects,", or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is including this cautionary statement identifying important factors that could cause the Company's or its subsidiaries actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the control of the Company and its subsidiaries, include Multi Soft's ability to, (I) continue as a going concern, (ii) continue to receive royalties from its existing licensing and consulting arrangements, (iii) develop additional marketable software and technology , (iv) compete with larger, better capitalized competitors, and (v) reverse ongoing liquidity and cash flow problems.

Item 7.   Financial Statements
          --------------------

     The following financial statements are attached to this report and have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.

                     MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED January 31, 1999

                                      INDEX

                                                                          Page #
                                                                          ------
     Report of Independent Certified Public Accountant                    F1

     Consolidated Balance Sheets - January 31, 1999 and 1998              F2, F3

     Consolidated Statements of Operations for Each of the
     Years in the Period Ended January 31, 1999                           F4

     Consolidated Statements of Changes in Stockholders' Deficiency
     for Each of the Two Years in the Period Ended January 31, 1999       F5

     Consolidated Statements of Cash Flows for Each of the Two
     Years in the Period Ended January 31, 1999                           F6

     Notes to Financial Statements                                        F7-F14

Schedules
---------

     All   schedules  of  the  Company  have  been  omitted   because  they  are
inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 8.   Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosures.
          ----------------------

          None

                                    PART III
                                    --------

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          ----------------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

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

James J. Kaput, Ph.D.    Director


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

     A summary of the business experience for each officer and director of the Company is as follows:

     CHARLES J. LOMBARDO, age 56, has been the Company's Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Treasurer since August 1982. He has been Multi Soft's Chief Executive Officer, Chief Financial Officer and Treasurer since January 1985. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute (1964), a Master of Science degree in Physics from Northeastern University (1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 58, has been a Director, Executive Vice President and Secretary of the Company since January 1982. She has been Executive Vice President, Secretary and a Director of Multi Soft since January 1985. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology. In February 1982, Ms. Jarney started her own company, Dedicated Systems, Inc., for the purpose of packaging computer software for the microprocessor market, which company is inactive.

     LARRY SPATZ, age 56, as been a director of the Company since May 12, 1986, and a director of Multi Solutions since July 14, 1989. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

     GEORGE MANSUR, JR., age 69, has been a Director of the Company since March 1982. Since March, 1984, Mr. Mansur has also been Chairman of ALG Corp. and Chairman of Auto Loan Guarantee Company, as well as President of National Benefit Services Corp. and Executive Vice President of Benefit Services Group, Ltd. Since January 1981, Mr. Mansur has been an officer of Petro-Art Ltd., an inactive publicly owned New Jersey corporation. From 1971 to 1976, he was President of Benefit Communications, Corp. From 1977 to 1978, he was marketing director of Commercial Credit Corp., and in 1979 and 1980, he was an officer of Coronet Graphics, Ltd. and Agri Parogram, Ltd. Mr. Mansur is a Charter Member of the International Association of Financial Planners.

     DR. JAMES J. KAPUT, age 57, a Director of the Company since July 14, 1989, has been a Professor of Mathematics at Southern Massachusetts University since 1968. Since 1986, he has also been a Research Associate at Harvard University. Dr. Kaput received a B.S. Degree in Mathematics from Worcester Polytechnic Institute in 1964 and a Ph.D. in Mathematics from Clark University in 1968.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 1999.

Item 10.  Executive Compensation.
          -----------------------

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

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------
                             ANNUAL COMPENSATION                                     LONG TERM COMPENSATION
---------------------------------------------------------------- ---------------------------------------------------------
                                                                             AWARDS                      PAYOUTS
---------------------------------------------------------------- ----------------------------- ---------------------------
NAME &          FISCAL    SALARY ($)      BONUS    OTHER ANNUAL      RESTRICTED      OPTIONS        LTIP        ALL OTHER
PRINCIPLE        YEAR                      ($)     COMPENSATION         STOCK          SARS        PAYOUTS      COMPENSA-
POSITION                                                ($)           AWARD ($)                      ($)         TION ($)
--------------------------------------------------------------------------------------------------------------------------
CHARLES J.       1999    (A) $12,500         $0     (C) $34,550             $0            $0            $0             $0
LOMBARDO CEO     1998    (A) $ 60,000        $0     (D) $40,493             $0            $0            $0             $0
                 1997        $ 80,000        $0         $20,000             $0            $0            $0             $0
--------------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY    1999    (B) $25,00          $0     (E) $16,000             $0            $0            $0             $0
EXEC. V.P.       1998    (B) $ 60,000        $0              $0             $0            $0            $0             $0
                 1997        $ 80,000        $0              $0             $0            $0            $0             $0
--------------------------------------------------------------------------------------------------------------------------

(A) Accrued and unpaid to Charles Lombardo $0 for 1999 and $39,167 for prior year.
(B)  Accrued and unpaid to Miriam Jarney $0 for 1999 and $10,000 for prior year.
(C) Consisting of $19,950 in consulting fees and the Companies common stock valued at $14,600

(D)  Consulting fees
(E)  The Companies common stock valued at $16,000

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

-----------------------------------------------------------------------------------------------------------
NAME                   OPTIONS/SARS          PERCENT OF TOTAL        EXERCISE OR BASE    EXPIRATION DATE
                         GRANTED           OPTIONS/SARS GRANTED        PRICE ($/SH)
                           YEAR           TO EMPLOYEES IN FISCAL
-----------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO         -0-                     -                        -                  -
-----------------------------------------------------------------------------------------------------------
MIRIAM JARNEY               -0-                     -                        -                  -
-----------------------------------------------------------------------------------------------------------

     The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:


      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

-------------------------------------------------------------------------------------------------------------
                                                              NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                SHARES           VALUE       UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS/
                             ACQUIRED ON      REALIZED ($)       OPTIONS/SARS AT              SARS AT
NAME                         EXERCISE (#)                          FY-END (#)                FY-END ($)
-------------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO               -0-             -0-                 -0-                        -0-
-------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY                     -0-             -0-                 -0-                        -0-
-------------------------------------------------------------------------------------------------------------

Directors' Compensation
-----------------------

     Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment Agreements
---------------------

     On July 14, 1989, Multi Soft entered into a five-year employment agreement with its Chairman of the Board and Chief Executive Officer, Charles J. Lombardo, which is automatically renewed for successive periods unless terminated by Multi Soft on twelve months notice or by Mr. Lombardo on six months notice. Mr. Lombardo is the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company. The agreement contains non-disclosure provisions and a one year restrictive covenant preventing Mr. Lombardo from becoming employed by a similar company in any state or country in which Multi Soft does business, or engaging in a competitive business for his own account. Mr. Lombardo is entitled to annual salary increases of at least 10%, plus additional annual compensation equal to 2% of Multi Soft's after tax profits. Under Mr. Lombardo's contract he may assign any part of his salary to a third party as a consulting fee.

     Mr. Lombardo also is entitled to a salary from the Company of $25,000 per year, which he agreed to forego since fiscal 1997.

     On August 1, 1989, Multi Soft entered into a five-year employment agreement with Miriam Jarney, Executive Vice-President and a Director of both Multi Soft and the Company, which is automatically renewed for additional periods, unless terminated by Multi Soft on twelve months notice or Ms. Jarney on six months notice. Ms. Jarney is entitled to annual salary increases of at least 10%, plus additional annual compensation equal to 1.5% of Multi Soft 's after tax profits. The agreement also contains non-disclosure provisions and a one year restrictive covenant preventing Ms. Jarney from becoming employed by a similar company in any state or country in which Multi Soft does business, or engaging in any competitive business for her own account.

     In January of 1996, the Company issued 1,000,000 shares of common stock to Mrs. Jarney in lieu of accrued salary of Multi Soft.

     During fiscal 1997 and fiscal 1998, Mr. Lombardo and Ms. Jarney accrued a portion of their salaries. The balance due between both officers as of January 31, 1999 is $784,662 including deferred increases of $631,605.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Security Ownership of Management -- The number and percentage of Shares of Common Stock of the Company owned of record and beneficially by each owner of 5% or more of the common stock, officer and director of the Company and by all officers and directors of the Company as a group are set forth on the chart below.

----------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT AND NATURE OF    PERCENT OF CLASS
                                                               BENEFICIAL
                                                               OWNERSHIP
----------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                                            4,362,414 (2)             23.1%
CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER,
CHIEF FINANCIAL OFFICER, & TREASURER
1511 LAURIE LANE, YARDLEY, PA  19067
----------------------------------------------------------------------------------------------------
MIRIAM G. JARNEY                                               2,244,100 (3)             11.9%
EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR
21 DOERING WAY, CRANFORD, NJ  07106
----------------------------------------------------------------------------------------------------
LARRY SPATZ                                                            0 (4)              0.0%
DIRECTOR
3175 COMMERCIAL AVE., SUITE 222
NORTHBROOK, IL  60062
----------------------------------------------------------------------------------------------------
JAMES J. KAPUT, PHD.                                              10,000                   **
DIRECTOR
473 CHASE ROAD, N. DARTMOUTH, MA 02747
----------------------------------------------------------------------------------------------------
GEORGE E. MANSUR, JR.                                              7,143                   **
DIRECTOR
1413 STATE RD., PHOENIXVILLE, PA  19460
----------------------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS AND DIRECTORS
  AS A GROUP (5 PERSONS)                                       6,623,657 (4)             35.2%
----------------------------------------------------------------------------------------------------

**   Less than one percent.

(1)  Based upon 18,813,398 shares of common stock outstanding on April 2, 1999

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

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     As of January 31, 1999, Multi Soft has a demand loan with a commercial bank. Borrowings are collateralized Multi Soft`s accounts receivable and bear interest at the bank's prime rate plus 2% (9% at January 31, 1999 The loan agreement provides for a monthly payments of $1,500 of principal and interest and the personal guarantee of the Company's Chairman. As of March 31, 1999, the loan was paid off and Multi Soft is no longer indebted to this bank. During 1999 and 1998, the maximum amount of borrowings outstanding were $16,338 and $25,497, respectively.

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

                                     PART IV
                                     -------

Item 13.  Exhibits, Lists and Reports on Form 8-K.
          ----------------------------------------

Exhibits
--------

  3.a     Certificate of Incorporation of the Company (1)
  3.b     By-Laws of the Company (1)

  4.a     Specimen Common Stock of the Company (1)
  4.b     Class A Warrant (1)
  4.c     Class B Warrant (1)
  4.d     Class C Warrant (4)
  10.a    Company Employment Agreement with Charles J. Lombardo (5)*
  10.b    Multi Soft Employment Agreement with Charles J. Lombardo (5)*
  10.c    Multi Soft Employment Agreement with Miriam G. Jarney(5)*
  10.d    Licensing Agreement with Widow, Inc. (6)
  10.e    Agreements with IBM (2)
  10.f Copy of MSI's Non-Qualified Stock Option Plan, Stock Grant Program and Employee Incentive Stock Option Plan (3)

  10.g    Amendments to MSI's Non-Qualified Stock Option and Stock Grant Program
          (4)

  21.     List of Subsidiaries (7)

  27.     Financial data schedule (electronic format only)

-------------------------

* Management contracts or compensatory plan or arrangement required to be filed as an exhibit.

1. Previously filed as an Exhibit to the Company's Form S-18 Registration Statement, File No. 2-85710-NY filed with the Commission on July 14, 1983, and incorporated herein by reference.

2. Previously filed as an Exhibit to the Company's Form 10-K for the fiscal year ended January 31, 1993 as filed with the Commission on or about Nov. 18, 1993, and incorporated herein by reference.

3. Previously filed as part of the Company's proxy materials for the Annual Meeting of Stockholders held on July 9, 1985, as filed with the Commission on or about May 24, 1985, and incorporated herein by reference.

4. Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-3133, filed with the Commission on February 4, 1986, and incorporated herein by reference.

5. Previously filed as an Exhibit to Multi Soft's Form 10-K for the fiscal year ended January 31, 1990 as filed with the Commission on or about April 29, 1990 under SEC File No. 33-3133-NY, and incorporated herein by reference.

6. Previously filed as an Exhibit to the Company's Form 10-K for the fiscal year ended January 31, 1990 as filed with the Commission on or about April 29, 1990, under SEC File No. 33-3133-NY, and incorporated herein by reference.

7. Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 for fiscal year ending January 31, 1999 as filed with the commision on April 30, 1999 (file No. 0-12162) and incorporated herein by reference.

Reports of Form 8-K
-------------------

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MULTI SOLUTIONS, INC.


Dated: May 15, 1999                         By: /s/ Charles J. Lombardo
                                                ---------------------------
                                                Charles J. Lombardo,
                                                Chief Executive Officer,
                                                Chief Financial Officer
                                                and Secretary-Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURES                   TITLE                                  DATE


/S/ Charles J. Lombardo                                             May 15, 1999
----------------------------
Charles J. Lombardo          Chairman of the Board of Directors,
                             Chief Executive Officer, Chief
                             Financial Officer and Secretary-
                             Treasurer
/S/ Miriam Jarney                                                   May 15, 1999
----------------------------
Miriam Jarney                Executive Vice President, and Director

/S/ Larry Spatz                                                     May 15, 1999
----------------------------
Larry Spatz                  Director

/S/ James Kaput, PhD.                                               May 15, 1999
----------------------------
James Kaput, PhD.            Director

/S/ George E. Mansur, Jr.                                           May 15, 1999
----------------------------
George E. Mansur, Jr.        Director

                               STEWART W. ROBINSON
                           CERTIFIED PUBLIC ACCOUNTANT
                           67 WALL STREET - 5TH FLOOR
                               NEW YORK, NY 10005
                                TEL: 212-843-4100
                                FAX: 212-785-9414


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
MULTI SOLUTIONS, INC.

I have audited the accompanying balance sheets of MULTI SOLUTIONS, INC. AND SUBSIDIARIES as of January 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MULTI SOLUTIONS, INC. AND SUBSIDIARIES as of January 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


STEWART W. ROBINSON

New York, New York
May 24, 1999

                                       F1

MULTI SOLUTIONS,INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31 ,1999 and 1998

                                                         1999           1998
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                            $    18,420    $    29,524
     Accounts Receivable (net of allowance
      of  $43,783 and $29,086 respectively)              132,316         58,635
     Prepaid expenses and other current assets            13,385         20,799
                                                     -----------    -----------
                                                         164,121        108,958
FURNITURE AND EQUIPMENT
     Research and Development Equipment & Software        63,526         63,526
     Office furniture and other equipment                 20,474         20,474
                                                     -----------    -----------
                                                          84,000         84,000
     Less: Accumulated Depreciation                      (16,780)       (10,952)
                                                     -----------    -----------

                                                          67,220         73,048

Organizational costs                                       2,415          2,415
      Less: Accumulated Amorization                         (968)          (484)
                                                     -----------    -----------
                                                           1,447          1,931
OTHER ASSETS
     Capitalized software development costs            1,607,505      1,716,121
     Less accumulated amortization                      (809,915)      (939,942)
                                                     -----------    -----------
                                                         797,590        776,179

      Intangibles                                            200            200
                                                     -----------    -----------

                                                     $ 1,030,578    $   960,316
                                                     ===========    ===========

                                       F2

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 1999 and 1998

LIABILITIES AND STOCKHOLDERS'                            1999           1998
                                                     -----------    -----------
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                            $       796    $    16,338
     Note Payable                                          6,565         11,339
     Accrued payroll                                          --         20,080
     Payroll and other taxes payable                      19,480         32,755
     Accounts Payable                                    196,416        167,269
     Accrued officer compensation                        198,057        198,057
     Deferred Revenues                                   187,648        191,820
                                                     -----------    -----------

                                                         608,962        637,658

     Deferred compensation due officer /shareholders     586,605        586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
      $.001 par value, issued and outstanding             18,814         18,267
     18,813,398 (1999) and 18,266,898 (1998)
     Additional paid-in capital,                       8,661,197      8,643,517
     Accumulated deficit                              (8,845,000)    (8,925,731)
                                                     -----------    -----------
                                                        (164,989)      (263,947)

                                                     $ 1,030,578    $   960,316
                                                     ===========    ===========

                                       F3

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 31, 1999 and 1998

                                                        1999            1998
                                                   ------------    ------------
REVENUES
      License fees                                 $    273,760    $    243,146
      Maintenance fees                                  524,948         645,265
      Consulting and Other fees                           7,187          13,039
                                                   ------------    ------------
            Total revenues                              805,895         901,450

EXPENSES
      Software development and technical support        239,794         258,584
      Selling and administrative                        573,668         637,165
                                                   ------------    ------------

            Total expenses                              813,462         895,749
                                                   ------------    ------------

            Income (loss)  from operations               (7,567)          5,701

OTHER INCOME (EXPENSE)
      Other Revenues                                     66,391              --
      Interest Expense                                   (9,518)           (804)
                                                   ------------    ------------
            Total other income                           56,873            (804)

            Net Income                             $     49,306    $      4,897
                                                   ============    ============

            Weighted average shares outstanding      18,749,543      18,121,062
                                                   ============    ============

            Income per share                             a               a
                                                   ============    ============

(a)  less then $.01 per share

                                       F4

MULTI SOLUTIONS,INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Years ended January 31, 1999 and 1998                                     Total                                          Total
                                               Common Stock              paid in     Accumulated       Deferred      stockholders
                                           Shares         Amount         capital       deficit       Compensation     deficiency
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balance at January 31, 1997               18,016,898   $     18,017   $  8,595,101   $ (8,939,455)   $     (2,667)   $   (329,004)

Issuance of resticted common stock           250,000            250         49,750                                         50,000

Addition to Minority Interest used to
reduce loss absorbed at %100                                                                8,827                           8,827

Addition of Minority Interest                                                                                                  --

Deferred Compensation                                                                                       1,333           1,333

Net Income                                                                                  4,897                           4,897
                                        ------------   ------------   ------------   ------------    ------------    ------------

Balance at January 31, 1998               18,266,898   $     18,267   $  8,644,851   $ (8,925,731)   $     (1,334)   $   (263,947)

Issuance of resticted common stock           506,500            507         34,949                        (35,456)             --

Issuance of common stock                      40,000             40          1,960                                          2,000

Addition to Minority Interest used to                                                      31,426                          31,426
reduce loss absorbed at %100

Amortization of stock grants                                                                               16,226          16,226

Net  Income                                                                                49,305                          49,305
                                        ------------   ------------   ------------   ------------    ------------    ------------

Balance at January 31, 1999               18,813,398   $     18,814   $  8,681,760   $ (8,845,000)   $    (20,564)   $   (164,990)
                                        ============   ============   ============   ============    ============    ============

                                       F5

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended January 31, 1999 and 1998

                                                                    1999          1998
                                                                 ---------     ---------
Cash flows from operating activities
      Net Income                                                 $  49,306     $   4,897
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities
      Depreciation and amortization                                246,104       290,999
      Common stock issued to Solutions
      Changes in assets and liabilities
            Accounts receivable                                    (73,681)      (40,064)
            Prepaid expenses and other current assets                7,416        (7,267)
            Accrued payroll                                        (20,080)       20,080
            Payroll and other taxes payable                        (13,275)       (5,315)
            Note Payable                                            (4,774)       (4,165)
            Accounts payable and accrued expenses                   29,147         2,369
            Accrued officer compensation                                --        49,707
            Deferred revenues                                       (4,172)       23,409
                                                                 ---------     ---------

                   Net cash provided  by operating activities      215,991       334,650

Cash flows from investing activities
      Capital expenditures                                              --       (50,915)
      Capitalized software development costs                      (261,205)     (318,786)
                                                                 ---------     ---------

                   Net cash used in investing activities          (261,205)     (369,701)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements       (15,542)       (9,159)
      Losses in excess of investment in  subsidiaries               31,426         8,826
      Amortization of stock grants                                  16,226         1,333
      Issuance of capital stock                                      2,000        50,000
                                                                 ---------     ---------

                   Net cash provided by financing activities        34,110        51,000
                                                                 ---------     ---------

                   NET INCREASE (DECREASE) IN CASH                 (11,104)       15,949

Cash at beginning of year                                           29,524        13,575
                                                                 ---------     ---------

Cash at end of year                                              $  18,420     $  29,524
                                                                 =========     =========

                                       F6

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1999 and 1998


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Solutions, Inc. the "Company" was incorporated under the laws of the State of New Jersey on July 26, 1982. The Company is presently a holding company for its ownership of its subsidiaries, Multi Soft, Inc. (Multi
     Soft) and NetCast, Inc. ("NetCast"). As of January 31, 1999, the Company owns 52% of "Multi Soft" and 75% of NetCast.

     The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company had consolidated net income of of $49,306 in 1999 and $4,897 in 1998. In addition, at January 31, 1999, the
     Company's current liabilities exceeded current assets by $444,841 and total liabilities exceeded total assets by $164,989.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation
          ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Multi Soft and NetCast. All significant intercompany balances and transactions have been eliminated in consolidation. None of Multi Soft's net income was allocated to minority shareholders because the Company absorbed the minority interest of accumulated losses allocated up to January 31, 1995.

     2.   Furniture and Equipment
          -----------------------

     Furniture and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets which range from three to seven years.

     Depreciation expense was $6,308 for each of the years ended January 31, 1999 and 1998 respectively.

     3.   Capitalization of Computer Software
          -----------------------------------

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

                                       F7

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1999 and 1998


     and anticipated gross revenues for that product or (b) the straight-line method over the remaining useful life of the product, whichever is greater.

     Multi Soft is amortizing, over a sixty month period, the capitalized software costs for its Windows-based products. The period is based on sales forecasts for the seven year agreement between Multi Soft and IBM which began in October 1993. Multi Soft's Windows products are compatible with Windows 95 and further modifications are continually made, specifically for 32 bit environments (Windows 95 and Windows NT). Unamortized costs relating to Windows products at January 31, 1999 and 1998 are $797,590 and $776,179, respectively.

     Amortization expense for all products at January 31, 1999 and 1998 was $239,794 and $258,584 respectively.

     4.   Revenue Recognition
          -------------------

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

     5.   Deferred Compensation
          ---------------------

     Deferred compensation arising from the issuance of stock grants is amortized over the term of the related grant or employment agreements (one to five years). The amount of compensation attributable to stock grants is determined by the market price of the Company's stock on the date of the grant.

     6.   Income (Loss) Per Share
          -----------------------

     Income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents are antidilutive and, therefore, are not considered in the computation of loss per share.

     7.   Estimates
          ---------

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

     8.   Income Taxes
          ------------

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which significantly changes the accounting for deferred income taxes. The standard provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable

NOTE C - NOTES PAYABLE

     1.   Demand Loan - Bank
          ------------------

     Multi Soft has a demand loan payable to a commercial bank ($796 and $16,338 at January 31, 1999 and 1998 respectively). Borrowings are collateralized by the Multi Soft's accounts receivable and bear interest at the bank's prime rate plus 2% (9.75% at January 31, 1999) As of March 31, 1999 Multi Soft is in compliance with the terms of the agreement and the balance has been paid in full.

                                       F8

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1999 and 1998


     During 1999 and 1998, the maximum amount of borrowings outstanding was $16,338 and $25,497 respectively, the average borrowings were $8,567 and $20,918, respectively, and the weighted average interest rates were 10.1%.

     2.   Note Payable
          ------------

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

NOTE E - STOCKHOLDERS' DEFICIENCY

     1.   Warrants
          --------

     The expiration dates of the Company's Class A, Class B and Class C Warrants have been extended to June 1, 1999. There are presently outstanding a total of 723,793 Class A Warrants, 600 Class B Warrants and 714,012 Class C Warrants.

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

                                       F9

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1999 and 1998


     In December 1998, Multi Soft issued 500,000 shares of common stock to the company. The transaction was valued at $.05 per share ($25,000). The effect of this transaction was to reduce indebtedness owed to the company, from approximately $33,000 to $7,000.

NOTE F - COMMITMENTS AND CONTINGENCIES

     1.   Leases
          ------

     Multi Soft is a subtenant in office space leased by an entity substantially owned by the Company's chairman and his wife. At present Multi Soft has a quarter-by-quarter term lease with a base rent of $5,200 per month. Rental expense under the lease aggregated approximately $62,400 and $59,450 for the years ended January 31, 1999 and 1998, respectively.

     Future minimum lease payments under the noncancellable equipment operating lease are as follows:

     In November 1997 the Multi Soft entered into a 60 month operating lease for a laser copier with monthly payments of $365 plus tax and copy charges through October 2003.

           Year Ending January 31      Laser      Color      Total
                                       Copier     Copier
           ----------------------     --------   -------    -------
                    2000              $  4,380   $ 6,000    $10,380
                    2001                 4,380     6,000     10,380
                    2002                 4,380     3,000      7,380
                    2003                 3,285         -      3,285
                                      --------   -------    -------
                                       $16,425   $15,000    $31,425

     2.   Employment Agreements
          ---------------------

     Multi Soft has employment agreements with two officers which provide aggregate minimum annual compensation of $200,000 through July 1999, and which are automatically renewed annually.

     These officers relinquished unpaid salaries for the years ending January 31, 1999 and 1998.

     In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year's after tax profits of Multi Soft. Mr. Lombardo and Ms. Jarney have agreed to forego this additional compensation as of fiscal 1997

     3.   Payroll Taxes
          -------------

     Certain Federal and state taxes, interest, and penalties aggregating approximately $17,000 remain unpaid at January 31, 1999.

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

                                      F10

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 1999 and 1998


NOTE G - MAJOR CUSTOMERS

     In fiscal 1999 one customer accounted for 25%. In fiscal 1998, one customer accounted for 29% of total revenue.

NOTE H - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for years ended January 31, 1999 and 1998 are as follows:

                                                         1999            1998
                                                         ----            ----

         Cash paid during the year for Interest         $9,518          $3,504
                                                        ------          ------

NOTE I - SOFTWARE LICENSING AGREEMENT

     Effective June 1, 1995 Multi Soft and IBM amended their Software License Agreement number: STL93199 and its related worldwide marketing agreements, such that, $150,000 dollars of the $300,000 advance amount deferred as of January 31, 1994 shall, as of June 1, 1995 no longer be subject to offset against royalties accrued.

     For the years ended January 31, 1999 and 1998, the Company recognized as income $0 and $8,022 of $300,000 advance respectively. As of the date of this filing, the entire $300,000 has been amortized to revenue.

     The contract with IBM's Network Software Division provides that Multi Soft will receive prepaid royalties of $600,000 in quarterly installments over a two-year period. As a result, IBM receives non-exclusive and non-transferable license to market certain Multi Soft products. The product is marketed under IBM's logo as "Personal Communications Toolkit for Visual Basic". During fiscal 1997 the company has been receiving maintenance for the above contract. In October 1996 agreement # R94564 was amended to provide $15,000 in monthly payments to the company through October 1998. As of January 31, 1999, the contract with IBM was extended for one year and IBM is paying monthly maintenance of $7,000.

NOTE J - RELATED PARTY TRANSACTIONS

     Multi Soft, from time to time, pays incidental expenses of the Company and allocates its share of certain expenses. These items are credited to intercompany payable and no payments have been made during the current fiscal year. The balance due to Multi Soft at January 31, 1999 and 1998 was $448,039 and $422,239, respectively.

     Multi Soft provides certain services and office space to NetCast. The balance due from NetCast, for such services, at January 31, 1999 was $234,592. The Company has guaranteed this debt to Multi Soft.

  NOTE K - NETCAST

     NetCast, Inc. is a subsidiary company and was incorporated in April of 1996. It is in the business of developing new Internet technologies to create a series of products and businesses that will extend the power of advertising on the Internet. The Company currently owns 75% of NetCast. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney. NetCast has developed certain software products and is attempting to raise private funding for its operations. However, no assurance can be made that it will obtain the funding necessary to bring its software to the marketplace.

                                      F11