Form 10QSB
period 1999-04-30
MULTI SOLUTIONS INC
filed 1999-07-15
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission File Number:  0-12162
                        ---------

                              MULTI SOLUTIONS, INC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          NEW JERSEY                                             22-2418056
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              4262 US Route 1, Monmouth Junction, New Jersey 08852
              ----------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (732) 329-9200
                                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                     Outstanding at April 30, 1999
-----------------------                            -----------------------------
Common Stock, par value                                      18,813,398
    $.001 per share

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended April 30, 1999.

     Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements at, and for the fiscal year ended January 31, 1999.

     The results for the three months ended April 30, 1999 are not necessarily indicative of the results for the entire fiscal year. Multi Solutions, Inc. ( the "company") owns 52% of Multi Soft, Inc's common stock. The companies financial statements are consolidated with Multi soft and its other subsidiary, NetCast, Inc. which is currently in the development stage.

MULTI SOLUTIONS,INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30 ,1999 and January 1999

                                                          1999            1999
                                                      -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                             $    20,276     $    18,420
     Accounts Receivable (net of allowance
       of $43,783 and $43,783 respectively)               124,705         132,316
     Prepaid expenses and other current assets              9,676          13,385
                                                      -----------     -----------
                                                          154,657         164,121
FURNITURE AND EQUIPMENT
     Research and Development Equipment & Software         63,526          63,526
     Office furniture and other equipment                  20,474          20,474
                                                      -----------     -----------
                                                           84,000          84,000
     Less: Accumulated Depreciation                       (17,579)        (16,780)
                                                      -----------     -----------
                                                           66,421          67,220

Organizational costs                                        2,415           2,415
      Less: Accumulated Amorization                        (1,135)           (968)
                                                      -----------     -----------
                                                            1,280           1,447
OTHER ASSETS
     Capitalized software development costs             1,344,122       1,607,505
     Less accumulated amortization                       (542,398)       (809,915)
                                                      -----------     -----------
                                                          801,724         797,590

      Intangibles                                             200             200
                                                      -----------     -----------

                                                      $ 1,024,282     $ 1,030,578
                                                      ===========     ===========

MULTI  SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April  30, 1999 and January 31, 1999

LIABILITIES AND STOCKHOLDERS'                               1999            1999
DEFICIENCY                                              -----------     -----------
CURRENT LIABILITIES
     Loan payable to bank                               $        --     $       796
     Note Payable                                             6,565           6,565
     Accrued payroll                                         19,265              --
     Payroll and other taxes payable                         28,096          19,480
     Accounts Payable                                       181,430         196,416
     Accrued officer compensation                           231,390         198,057
     Deferred Revenues                                      160,327         187,648
                                                        -----------     -----------
                                                            627,073         608,962

     Deferred compensation due officer /shareholders        586,605         586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
      $.001 par value, issued and outstanding                18,814          18,814
     18,813,398 (1999) and 18,813,398 (1999)
     Additional paid-in capital,                          8,663,240       8,661,197

     Accumulated deficit                                 (8,871,450)     (8,845,000)
                                                        -----------     -----------
                                                           (189,396)       (164,989)

                                                        $ 1,024,282     $ 1,030,578
                                                        ===========     ===========

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF OPERATIONS
Period Ended April 30, 1999 and April 30, 1998

                                                        1999            1998
                                                    ------------    ------------
REVENUES
      License fees                                  $     59,724    $     77,112
      Maintenance fees                                   113,537         152,264
      Consulting and Other fees                           15,518              --
                                                    ------------    ------------
            Total revenues                               188,779         229,376

EXPENSES
      Software development and technical support          57,192          46,155
      Selling and administrative                         164,598         160,336
                                                    ------------    ------------

            Total expenses                               221,790         206,491
                                                    ------------    ------------

            Income (loss)  from operations               (33,011)         22,885

OTHER INCOME (EXPENSE)
      Other Revenues                                          --              --
      Interest Expense                                        --             620
                                                    ------------    ------------
            Total other income                                --             620

            Net Income (Loss)                       $    (33,011)   $     22,265
                                                    ============    ============

            Weighted average shares outstanding       18,813,398      18,266,898
                                                    ============    ============

            Income (Loss) per share                            a               a
                                                    ============    ============

(a)  less then $.01 per share

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Period ended April 30, 1999 and  April 1998

                                                                     1999            1998
                                                                 -----------     -----------
Cash flows from operating activities
      Net Income                                                 $   (33,011)    $    22,265
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities
      Depreciation and amortization                                   57,596          47,785
      Common stock issued to Solutions
      Changes in assets and liabilities
            Accounts receivable                                        7,611         (73,561)
            Prepaid expenses and other current assets                  3,709         (17,000)
            Accrued payroll                                           19,265          51,354
            Payroll and other taxes payable                            8,616         (14,952)
            Note Payable                                                  --          (1,790)
            Accounts payable and accrued expenses                    (14,986)         18,186
            Accrued officer compensation                              33,333          49,999
            Deferred revenues                                        (27,321)        (38,355)
                                                                 -----------     -----------

                   Net cash provided  by operating activities         54,812          43,931

Cash flows from investing activities
      Capital expenditures
      Capitalized software development costs                         (60,928)        (73,267)
                                                                 -----------     -----------

                   Net cash used in investing activities             (60,928)        (73,267)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements            (796)         (2,728)
      Losses in excess of investment in subsidiaries                   6,725           2,207
      Amorization of Stock Grants                                      2,043             333
      Issuance of capital stock                                           --              --
                                                                 -----------     -----------

                   Net cash provided by financing activities           7,972            (188)
                                                                 -----------     -----------

                   NET INCREASE (DECREASE) IN CASH                     1,856         (29,524)

Cash at beginning of year                                             18,420          29,524
                                                                 -----------     -----------

Cash at end of year                                              $    20,276     $        --
                                                                 ===========     ===========

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Three months ended April 30, 1999 compared to three months ended April 30, 1998
-------------------------------------------------------------------------------

     Revenues for the current three months of fiscal year 1999 decreased $40,597 or 17.7% compared with the comparable period of the prior year. The decrease in revenues for the three month period is primarily attributable to a decrease in maintenance revenues of $56,115 or 24.5%. This is attributable to cancellations of maintenance agreements with customers of Multi Soft whom have been paying for monthly maintenance and support. The decrease is partially offset by an increase in Consulting and Other Fees.

     Operating expenses as a percent of revenues for the three month period was 117.5% compared with 90.0% for the comparable period of the prior year. The higher level of expenses in the current three month period, in addition to the lower level of revenues for the current three month period accounts for the percentage increase. The increase in the three month period is a result of a increase in Selling and Administrative expenses of 4,262 or 2.7%. Also, software development increased for the current three month period in the amount of $11,037 or 24%. The increase is attributed amortization of capital costs that were not amortized in the prior period but were amortized in the current period.

The operating income loss, before other income expense of $(30,011) for the current three month period decreased $55,896 compared with the comparable period of the prior year.

For the current three month period , a net loss of $(30,011) was incurred, compared with a net income of $22,265 of a decrease of $55,276.

Major Customers
---------------

     In the first three months of 1999, IBM accounted for 11% of total revenues. In the first three months of 1998, IBM accounted for 20% of total revenues.

Liquidity and Capital Resources
-------------------------------

     At April 30, 1999, the Company had a negative working capital position of ($472,416) and has been experiencing cash flow problems. The cash flow deficiency derives from certain outstanding receivable that remain uncollected coupled with normal fluctuations in sales.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly ,the company's 52.% owned subsidiary, Multi Soft Inc. broadened its product base into the Windows environment and has made its Windows based products easier to learn and use. During the summer Multi Soft plans to introduce a new product which extends its present product line into the internet.

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

In addition, The Company's INFRONT and QuickFRONT product have built in support for theYear 2000. Any date functions that use 2 positions for the year, the SETUPSL command can be used to handle the year 2000.

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

                                   MULTI SOLUTIONS, INC.


Date June 22, 1999
                                   By:______________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer