Form 10QSB
period 1999-07-31
MULTI SOLUTIONS INC
filed 1999-10-14
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999

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

                         Yes  [X]               No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                      Outstanding at July 31, 1999
-----------------------                             ----------------------------
Common Stock, par value                                      18,813,398
    $.001 per share

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

     The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six and three months ended July 31, 1999.

     Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1999.

     FreeTrek.Com is a newly formed subsidiary of Multi Solutions, Inc. Multi Solutions, Inc retains approximately a 65% interest in FreeTrek.Com, Inc. The remaining approximately 35% interest in FreeTrek.Com, Inc. obtained by private investors for services and cash to fund initial software development and other startup activities.

     The results reflected for the six and three months ended July 31, 1999 are not necessarily indicative of the results for the entire fiscal year. Multi Solutions, Inc. owns 52% of Multi Soft, Inc.'s common stock. Multi Solutions Inc. financial statements are consolidated with its subsidiaries: Multi Soft, Inc., NetCast, Inc. (currently inactive), and FreeTrek.Com, Inc. which is currently in the development stage. The financial statements include the operation results of FreeTrek.Com, Inc. for the period ending July 31, 1999. FreeTrek did not have a material impact on the consolidated results of operations for Multi Solutions, Inc.

     FreeTrek.Com, Inc. is a provider of business system and internet software, solutions and support. The company has developed a powerful new software-based tool and promotion program for tapping into the marketing communication potential of the internet. Unlike many "broadcast" model internet marketing concepts, FreeTrek.Com offers major marketers the opportunity to communicate one-on-one with carefully defined private networks of their most valuable consumers.

MULTI SOLUTIONS, INC.
BALANCE SHEETS
JULY 31, 1999 and  JANUARY 31, 1999

                                                       31-Jul          31-Jan
                                                        1999            1999
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                           $   325,233     $    18,420
     Accounts Receivable (net of allowance
      of $43,783 and $43,783 respectively)              208,445         132,316
     Prepaid expenses and other current assets           15,675          13,385
                                                    -----------     -----------
                                                        549,353         164,121
FURNITURE AND EQUIPMENT
     Research and Development Equipment                  15,518          63,526
     Office furniture and other equipment                31,781          20,474
                                                    -----------     -----------
                                                         47,299          84,000
     Less: Accumulated Depreciation                     (18,315)        (16,780)
                                                    -----------     -----------
                                                         28,984          67,220

Organizational costs                                      8,526           2,415
      Less: Accumulated Amorization                        (968)           (968)
                                                    -----------     -----------
                                                          7,558           1,447
OTHER ASSETS
     Capitalized software development costs           1,496,350       1,607,505
     Less accumulated amortization                     (599,192)       (809,915)
                                                    -----------     -----------
                                                        897,158         797,590

Intangibles                                                 200             200

                                                    $ 1,483,253     $ 1,030,578
                                                    ===========     ===========

MULTI SOLUTIONS, INC.
BALANCE SHEETS
JULY 31 , 1999 and JANUARY 31, 1999

                                                           31-Jul          31-Jan
LIABILITIES AND STOCKHOLDERS'                               1999            1999
                                                        -----------     -----------
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                               $        --     $       796
     Note Payable                                             6,565           6,565
     Accrued payroll                                         23,284              --
     Payroll and other taxes payable                         18,785          19,480
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                      165,813         196,416
     Accrued officer compensation                           236,590         198,057
     Deferred Revenues                                      195,835         187,648
                                                        -----------     -----------
                                                            646,872         608,962

     Deferred compensation due officer /shareholders        586,605         586,605

STOCKHOLDERS' DEFICIENCY
   Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
   13,509,473 (1999) and 13,509,473 (1999)                   18,814          18,814
   Additional paid-in capital, net of deferred
      compensation $27,907 (1999) and $41,365(1999)       8,668,328       8,661,197
   Accumulated deficit                                   (8,894,366)     (8,845,000)
                                                        -----------     -----------
                                                           (207,224)       (164,989)

MINORITY INTEREST                                           457,000

                                                        $ 1,483,253     $ 1,030,578
                                                        ===========     ===========

MULTI SOLUTIONS, INC
STATEMENTS OF OPERATIONS
JULY  31, 1999 and JULY 31, 1998

                                                          Six Months Ended                 Three Months Ended
                                                               31-Jul                            31-Jul
                                                        1999             1998             1999             1998
                                                    ------------     ------------     ------------     ------------
REVENUES
      License fees                                  $     76,099     $     93,639     $     16,375     $     16,527
      Maintenance fees                                   231,609          294,578          118,072          142,314
      Consulting and Other fees                           50,304            5,240           34,786            5,240
                                                    ------------     ------------     ------------     ------------
             Total revenues                              358,012          393,457          169,233          164,081

EXPENSES
      Software development and technical support         114,385           92,310           57,193           46,155
      Selling and administrative                         306,422          338,049          141,824          177,713
                                                    ------------     ------------     ------------     ------------
             Total expenses                              420,807          430,359          199,017          223,868
                                                    ------------     ------------     ------------     ------------

             Income  (Loss)  from operations             (62,795)         (36,902)         (29,784)         (59,787)

OTHER INCOME (EXPENSE)
      Other Revenues                                          --            5,237               --            5,237
      Interest Expense                                        --             (889)              --             (269)
                                                    ------------     ------------     ------------     ------------
             Total other income                               --            4,348               --            4,968

             Net Income (Loss)                      $    (62,795)    $    (32,554)    $    (29,784)    $    (54,819)
                                                    ============     ============     ============     ============

             Weighted average shares outstanding      18,813,398       18,407,648       18,813,398       18,548,398
                                                    ============     ============     ============     ============

             Income (Loss)  per share               $         --     $         --     $         --     $         --
                                                    ============     ============     ============     ============

MULTI - SOLUTIONS, INC.
52 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
JULY 31 , 1999 and July 31 , 1998

                                                                            31-Jul          31-Jul
                                                                             1999            1998
                                                                         -----------     -----------
Cash flows from operating activities
      Net Income                                                         $   (62,795)    $   (32,554)
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                          115,253          95,569
      Changes in assets and liabilities
              Accounts receivable                                            (76,129)        (44,477)
              Prepaid expenses and other current assets                       (2,290)        (23,925)
              Accrued payroll                                                 23,284          51,499
              Note Payable                                                        --          (7,298)
              Payroll and other taxes payable                                   (695)         (2,983)
              Accounts payable and accrued expenses                          (30,603)         14,580
              Accrued officer compensation                                    38,533          87,498
              Deferred revenues                                                8,187         (21,025)
                                                                         -----------     -----------
                     Net cash provided  by operating activities               12,745         116,884

Cash flows from investing activities
       Capitalized Organizational Cost                                        (6,111)
      Capitalized software development costs                                (163,156)       (146,007)
                                                                         -----------     -----------
                     Net cash used in investing activities                  (169,267)       (146,007)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements                    (796)         (6,897)
      Amortization of Stock Grants                                             7,131           2,847
      Issuances of Capital Stock                                                                 282
      Increase (Decrease) in Minority Interest                               457,000           6,739
                                                                         -----------     -----------
                     Net cash provided (used) by financing activities        463,335           2,971
                                                                         -----------     -----------

                     NET INCREASE (DECREASE) IN CASH                         306,813         (26,152)

Cash at beginning of year                                                     18,420          29,524
                                                                         -----------     -----------

Cash at end of period                                                    $   325,233     $     3,372
                                                                         ===========     ===========

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Six months  ended July 31, 1999  compared to six months  ended July 31, 1998 and
--------------------------------------------------------------------------------
three months ended July 31, 1999 compared to three months ended July, 31 1998
-----------------------------------------------------------------------------

     Revenues for the current six months of fiscal year 1999 decreased $35,205 or 9.8% compared with the comparable period of the prior year. Revenues for the three month period ending July 31, 1999 increased $5,392 or 3.2% compared with the comparable period of the prior year. The overall decrease in revenues for the current six month period is attributable a decrease in maintenance revenue during the current six month period.

     Operating expenses for the six month period decreased $9,552 or 22.7% compared with the comparable period of the prior year. Operating expense for the three month period ending July 31, 1999 decreased $24,851 or 12.5% compared with the prior year. The decrease in the six month and three month period was due to the reduction of certain expenses such as legal fees, outside marketing and a reduction in staff. Also, the software development expense has increased, $22,075. The reason for this increase in Software Development is that Multi Soft is amortizing capitalized development that was not being amortized in the prior period.

     Operating loss, before other Income (expense) of $62,795 for the current six month period increased $25,893 compared with the comparable period of the prior year. Operating loss, before other income (expense) was $29,784 for the current three month decreased $30,003 compared with the operating income from the comparable period of the prior year. The reason for this increase in the six month period operating loss is cancellations in maintenance coupled with a decrease in sales for the current six month period.

     Other Income (expense) for the current six month period was 0 as compared with 4,348 for the comparable period of the prior year. The decrease is attributable to a miscellaneous revenue in the comparable period that did not reoccur in the current period.

     For the current six month period , net loss of $62,795 or ($.00) cents per share was incurred compared with a net loss of $32,554 or ($.00) cents per share an decrease of $31,241. For the current three month period, a net loss of $29,784 was incurred compared with $54,819 in the comparable period for the prior year a decrease of $25,035.

Major Customers
---------------

     In the first six months of 1999, IBM accounted for 17.25% of total revenues. In the first six months of 1998, IBM accounted for 24.3%.

Liquidity and Capital Resources
-------------------------------

     At July 31, 1999, the Company had a negative working capital position of ($97,519); and has been experiencing cash flow problems.

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

                                   MULTI SOLUTIONS, INC.

Dated: September 15, 1999
                                   By:______________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer