Form 10QSB
period 1999-10-31
MULTI SOLUTIONS INC
filed 1999-12-22
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________ to ________

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

                              Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                   Outstanding at October 31, 1999
-----------------------                          -------------------------------
Common Stock, par value                                     18,813,398
   $.001 per share

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine months ended October 31, 1999.

     Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements at, and for the fiscal year ended January 31, 1999.

     FreeTrek.Com is a newly formed subsidiary of Multi Solutions Inc. Multi Solutions, Inc. retains approximately a 65% interest in FreeTrek.Com, Inc. The remaining approximately 35% interest in FreeTrek.com Inc. obtained by private investors for services and cash to fund initial software development and other startup activities.

     The company has developed a powerful new software-based tool and promotion program for tapping into the marketing communication potential of the Internet.

     Unlike many "broadcast" model Internet marketing concepts, FreeTrek.com offers major marketers the opportunity to communicate one-on-one with carefully defined private networks of their most valuable consumers.

     The results for the nine months ended October 31, 1999 are not necessarily indicative of the results for the entire fiscal year. Multi Solutions, Inc. ( the "company") owns 52% of Multi Soft, Inc's common stock. The companies financial statements are consolidated with Multi soft and its other subsidiaries, NetCast, Inc. (currently inactive), and FreeTrek.Com, Inc. which is currently in the development stage. The financial statements include the operational results of FreeTrek.Com, Inc. for the period ending October 31, 1999. FreeTrek did not have a material impact on the consolidated results of operations for Multi Solutions.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Nine and three months ended  October 31, 1999  compared to nine and three months
--------------------------------------------------------------------------------
ended October 31, 1998
----------------------

     Revenues for the current nine months of fiscal year 1999 decreased $94,284 or 15% compared with the comparable period of the prior year. The decrease in revenues for the nine-month period is primarily attributable to a decrease in maintenance revenues of $67,329 or 10%. This is attributable to cancellations of maintenance agreements with customers of Multi Soft whom have been paying for monthly maintenance and support. The decrease is partially offset by an increase in Consulting and Other Fees.

     Operating expenses as a percent of revenues for the nine-month period was 115% compared with 97% for the comparable period of the prior year. The higher level of expenses in the current nine month period, in addition to the lower level of revenues for the current nine month period accounts for the percentage increase.

The operating income loss, before other income expense of $(83,217) for the current nine-month period decreased $104,374 compared with the comparable period of the prior year.

For the current three month period, operating income of $21,157 was incurred, compared with an operating income of $58,059 of a decrease of $36,902.

Major Customers
---------------

     In the first nine months of 1999, IBM accounted for 16.24% of total revenues. In the first nine months of 1998, IBM accounted for 19.75% of total revenues.

Liquidity and Capital Resources
-------------------------------

     At October 31, 1999, the Company had a negative working capital position of ($33,370) and has been experiencing cash flow problems. The cash flow deficiency derives from certain outstanding receivable that remain uncollected coupled with normal fluctuations in sales.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, the company's 52.% owned subsidiary, Multi Soft Inc. broadened its product base into the Windows environment and has made its Windows based products easier to learn and use. During the summer Multi Soft plans to introduce a new product which extends its present product line into the internet.

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

In particular, year 2000 issues are transparent to COMRAD and WCL. WCL and COMRAD simply transports data between the 3270/5250 presentation space and the client application. WCL and COMRAD do no formatting of any data, including dates. This is handled by the client development tool such as VB, PB and VC++. Therefore, Year 2000 issues must be addressed by these development tools, not WCL.

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

Cautionary Statement
--------------------

This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipated," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform act of 1995, the Company is including this cautionary statement identifying important factors that could cause the company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the company. These factors, many of which are beyond the control of the company and include the Company's ability to, (I) continue as a going concern, (ii) continue to receive royalties from its existing licensing and consulting arrangements (iii) develop additional marketable software and technology, (iv) compete with larger, better capitalized competitors, and reverse ongoing liquidity and cash flow problems.

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

                                MULTI SOLUTIONS, INC.

Date December 18, 1999
                                By:______________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer

MULTI SOLUTIONS, INC.
BALANCE SHEETS
OCTOBER 31, 1999 and  JANUARY 31, 1999

                                                     31-Oct           31-Jan
                                                      1999             1999
                                                  ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                         $    345,360     $     18,420
     Accounts Receivable (net of allowance
      of $43,783 and $43,783 respectively)             220,318          132,316
     Prepaid expenses and other current assets          15,675           13,385
                                                  ------------     ------------
                                                       581,353          164,121
FURNITURE AND EQUIPMENT
     Research and Development Equipment                 15,518           63,526
     Office furniture and other equipment               50,581           20,474
                                                  ------------     ------------
                                                        66,099           84,000
     Less: Accumulated Depreciation                    (19,052)         (16,780)
                                                  ------------     ------------
                                                        47,047           67,220

Organizational costs                                     9,126            2,415
      Less: Accumulated Amorization                       (968)            (968)
                                                  ------------     ------------
                                                         8,158            1,447
OTHER ASSETS
     Capitalized software development costs          1,614,044        1,607,505
     Less accumulated amortization                    (655,986)        (809,915)
                                                  ------------     ------------
                                                       958,058          797,590

Intangibles                                                200              200

                                                  $  1,594,816     $  1,030,578
                                                  ============     ============

MULTI SOLUTIONS, INC.
BALANCE SHEETS
OCTOBER  31 , 1999 and JANUARY 31, 1999

                                                           31-Oct           31-Jan
LIABILITIES AND STOCKHOLDERS'                               1999             1999
                                                        ------------     ------------
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                               $         --     $        796
     Note Payable                                              6,565            6,565
     Accrued payroll                                          18,359               --
     Payroll and other taxes payable                          12,292           19,480
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                       167,264          196,416
     Accrued officer compensation                            241,390          198,057
     Deferred Revenues                                       168,853          187,648
                                                        ------------     ------------

                                                             614,723          608,962

     Deferred compensation due officer /shareholders         631,605          586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
   18,813,398 (1999) and 18,813,398 (1999)                    18,814           18,814
     Additional paid-in capital, net of deferred
     compensation $22,819 (1999) and $41,365(1999)         8,673,416        8,661,197
     Accumulated deficit                                  (8,891,742)      (8,845,000)
                                                        ------------     ------------
                                                            (199,512)        (164,989)

Minority Inerest                                             548,000

                                                        $  1,594,816     $  1,030,578
                                                        ============     ============

MULTI SOLUTIONS, INC
STATEMENTS OF OPERATIONS
OCTOBER 31, 1999 and OCTOBER 31, 1998

                                                          Nine Months Ended                Three Months Ended
                                                                31-Oct                           31-Oct

                                                        1999             1998             1999             1998
                                                    ------------     ------------     ------------     ------------
REVENUES
      License fees                                  $     94,284     $    213,865     $     18,185     $    120,226
      Maintenance fees                                   357,901          425,230          126,292          130,652
      Consulting and Other fees                           94,614            6,336           44,310            1,096
                                                    ------------     ------------     ------------     ------------
             Total revenues                              546,799          645,431         188,787#          251,974

EXPENSES
      Software development and technical support         171,178          147,661           56,793           55,351
      Selling and administrative                         458,838          476,613          152,416          138,564
                                                    ------------     ------------     ------------     ------------

             Total expenses                              630,016          624,274          209,209          193,915
                                                    ------------     ------------     ------------     ------------

             Income  (Loss)  from operations             (83,217)          21,157        (20,422)#           58,059

OTHER INCOME (EXPENSE)
      Other Revenues                                      16,288           16,349           16,288           11,112
      Interest Expense                                        --           (1,022)              --             (133)
                                                    ------------     ------------     ------------     ------------
             Total other income
                                                          16,288           15,327           16,288           10,979

             Net Income (Loss)                      $    (66,929)    $     36,484     $     (4,134)    $     69,038
                                                    ============     ============     ============     ============

             Weighted average shares outstanding      18,813,398       18,454,556       18,813,398       18,548,398
                                                    ============     ============     ============     ============

             Income (Loss)  per share               $         --     $         --     $         --     $         --
                                                    ============     ============     ============     ============

MULTI -SOLUTIONS, INC.
 52 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
October 31 , 1999 and  31 October 31, 1998

                                                                            31-Oct           31-Oct
                                                                             1999             1998
                                                                         ------------     ------------
Cash flows from operating activities
      Net Income                                                         $    (66,929)    $     36,484
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                           172,656          152,532
      Changes in assets and liabilities
              Accounts receivable                                             (88,002)         (51,101)
              Prepaid expenses and other current assets                        (2,290)         (36,200)
              Accrued payroll                                                  18,359           51,499
              Note Payable                                                         --          (11,172)
              Payroll and other taxes payable                                  (7,188)          (4,774)
              Accounts payable and accrued expenses                           (29,152)           7,166
              Accrued officer compensation                                     43,333           87,498
              Deferred revenues                                               (18,795)         (65,987)
                                                                         ------------     ------------
                     Net cash provided  by operating activities                21,992          165,945

Cash flows from investing activities
      Capitalized Organizational Cost
      Capitalized software development costs                                 (206,784)        (197,638)
                                                                         ------------     ------------

                     Net cash used in investing activities                   (206,784)        (197,638)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements                     (796)         (11,164)
      Amortization of Stock Grants                                                 --
      Issuances of Capital Stock                                               18,546            5,923
      Increase (Decrease) in Minority Interest                                493,982            9,712
                                                                         ------------     ------------

                     Net cash provided (used) by financing activities         511,732            4,471
                                                                         ------------     ------------

                     NET INCREASE (DECREASE) IN CASH                          326,940          (27,222)

Cash at beginning of year                                                      18,420           29,524
                                                                         ------------     ------------

Cash at end of period                                                    $    345,360     $      2,302
                                                                         ============     ============