Form 10KSB40
period 2000-01-31
MULTI SOLUTIONS INC
filed 2000-05-15
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2000
                                       OR
            [ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12162
                    -------

                              MULTI SOLUTIONS, INC
           -----------------------------------------------------------
                 (Name of Small business issuer in its charter)


           New Jersey                                    22-2418056
           ----------                       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4262 US Route 1, Monmouth Junction, New Jersey                     08852
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number  (732) 329-9200
                           --------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                            ----------
Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                            ------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                                                       Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Issuer's consolidated revenues for the fiscal year ended January 31, 2000 were: $625,093.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($.75) and ($.65625) bid price of such stock, as of May 5, 2000 is $9,746,305 based upon $.703125 multiplied by the 13,861,412 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 5, 2000, is 20,505,541 shares, all of one class of $.001 par value Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

                              MULTI SOLUTIONS, INC.
                                   Form 10-KSB
                           Year Ended January 31, 2000

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----

PART I.........................................................................1
------

ITEM 1.  DESCRIPTION OF BUSINESS...............................................1
         -----------------------

ITEM 2.  DESCRIPTION OF PROPERTIES.............................................8
         -------------------------

ITEM 3.  LEGAL PROCEEDINGS.....................................................8
         -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9
         ---------------------------------------------------

PART II........................................................................9
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............9
         --------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS..................................11
         -----------------------------------

ITEM 7.  FINANCIAL STATEMENTS.................................................13
         --------------------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................14
         -----------------------------------

PART III......................................................................14
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................14
         -------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION...............................................16
         ----------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......18
         --------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................19
         ----------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................19
         --------------------------------

SIGNATURES....................................................................21

SUPPLEMENTAL INFORMATION......................................................22

FINANCIAL STATEMENTS..........................................................F1

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS.
          ------------------------

GENERAL
-------

     During our fiscal year ended January 31, 2000, we:

o    supported, our subsidiary, Multi Soft, Inc;

o formed a new subsidiary, FreeTrek.com, Inc., to market a new software-based tool and promotion program for tapping into the marketing communications potential of the internet - FreeTrek is offering major marketers the opportunity to communicate one-to-one with carefully defined private networks of their most valuable customers; and

o    discontinued operations of another of our subsidiaries, NetCast, Inc.

     The operations of Multi Soft, FreeTrek and NetCast are discussed below.

                                MULTI SOFT, INC.
                                ----------------

     We incorporated Multi Soft in January 1985 as a wholly owned subsidiary. As of the date of this report, we own approximately 52% of Multi Soft.

     Multi  Soft   produces,   markets  and   maintains   three   communications
front-ending, client-server and cooperative processing technologies called:

o    COMRAD,   which  stands  for  Component  Object  Model  Rapid   Application
     Development, for 32 bit Windows 95, 98, and NT;

o The Windows Communications LibraryTM, commonly referred to as WCL, for Windows 3x , 95, 98 and NT; and

o    INFRONT for DOS.

     See the discussion below under "Multi Soft's Product Line" for more details on these products.

MULTI SOFT'S TECHNOLOGY
-----------------------

     Multi Soft's product line consists of tools for the development of client-server, front-ending, and Internet based applications using a mainframe or an Internet server.

     There are four key elements to the real world development, delivery and production maintenance of these applications; and they all are supported by the Multi Soft product line:

o    screen-based access to mainframe data and processes;
o    message-based access to mainframe and server data and processes;

o integration of screen-based and message-based access to the mainframe in the same application; and
o    control and distribution management.

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

     MESSAGE-BASED ACCESS TO MAINFRAME DATA AND PROCESSES allows companies to create client-server applications, where they use the PC for the client portion of the application, which includes all user interaction, dialogue flow and access to local data, and they use the mainframe for the server portion of the application, which includes managing database interaction, data integrity and security). In this architecture, only data and messages are passed between the PC and host. This results in a streamlined and optimized production application. Message-based access to the mainframe is supported by WCL's WCL/Enterprise Server Option, commonly referred to as WCL/ESO.

     INTEGRITY CONTROL AND DISTRIBUTION MANAGEMENT allows companies to use their mainframe system as a central location to manage the integrity of the work station logic and distribute new version releases. In production client-server applications it is important to ensure that the programs, files and data residing on the PC are correct before the user starts the application. When changes are made to the work station logic, the host also can be used to manage the distribution of these changes. WCL's WCL/Software Distribution Option, commonly referred to as WCL/SDO, supports integrity control and distribution management.

MULTI SOFT'S PRODUCT LINE
-------------------------

     Multi Soft's Product line consists of three product sets:

1.   COMRAD for 32 bit Windows 95, 98, and NT;
2.   The WCL product set for Windows 3x, 95, 98 and NT; and
3.   INFRONT for DOS and Windows 3x and 95.

     COMRAD

     COMRAD is a component-based development tool released in July 1998. It takes advantage of Microsoft's COM/DCOM (common object model/distributed common object model) technology and it generates both components and complete applications, not just applications as currently done by WCL. COMRAD allows you to build client server applications today and use the same code for your Internet/Intranet applications tomorrow. COMRAD generated components that interface with the mainframe can be used both by Visual Basic and your Internet browsers, on individual workstations or Windows NT servers, depending on the needs of your application. Microsoft's Internet Information Server and Active Server Pages provide persistence and security.

     WCL

     WCL is a toolkit and a set of dynamic linked libraries, commonly referred to as DLLs, that work in conjunction with Windows 3270 emulation products to provide easy integration of data and processing between local area networks, commonly referred to as PC/LANs, and the mainframe. Any of the standard Windows development tools such as PowerBuilder, Visual Basic, and C++, can be used with WCL to create the client application because WCL is an open architecture. WCL supports the development of GUI front-ends -- client-server applications that use the mainframe as a server and for integrity control and distribution management. The WCL toolkit provides an automated development environment that includes, among other things:

o    a screen capture mechanism,
o    screen maintenance and
o    a screen matching facility.

     In addition, it provides code generation to remove the complexity and development effort associated with building GUI front-end applications. Multi Soft also has a 32-bit version of its WCL product for Windows 95 and Windows NT.

     WCL/ESO is the host component to WCL and provides a message-based transport layer between client PC/LANs and the mainframe. The client application is created using any of the standard Windows tools and products, and the server application is created using a standard language, such as COBOL. Any mainframe file structure or database, such as VSAM, DB2, or IMS, can be accessed using WCL/ESO through an IBM mainframe operating environment called CICS. Client-server applications developed using WCL/ESO have the added advantage of using a company's existing mainframe skills and infrastructure, including:

     o    security,
     o    data integrity,
     o    backup and
     o    recovery and disaster recovery.

     WCL/SDO is a WCL/ESO application created to centralize control and manage application code, data and software for distributed client-server applications. It allows companies to control, audit and distribute from central host-based master libraries to distributed PCs. These PCs can be clients and/or servers. WCL/SDO is used as a verification mechanism to ensure that all files and appropriate versions of files are present on a PC or in a host library. It will automatically update the PC or host with correct versions of files if any are found to be missing or invalid. This facility is important for the successful production management of large-scale distributed applications.

     INFRONT

     INFRONT is a comprehensive and integrated development environment for building PC front-ends and client-server applications with the mainframe. The development environment includes:

o    an intelligent forms subsystem with

     o    screen capture,
     o    screen painting,
     o    editing and validation assignment facilities and
     o    a data dictionary;

o    a fourth generation language, commonly referred to as 4GL;

o    an intelligent editor with language templates and reusable code library;

o a PC-resident database, including database maintenance facilities such as sorting and reorganizing;

o sophisticated debugging facilities, including a source-level language debugger; and

o    other utilities such as code libraries and forms libraries.

KEY SERVICES PROVIDED BY MULTI SOFT
-----------------------------------

     Multi Soft offers training and consulting services designed to help its new customers get a fast start in client/server development and to help existing customers with additional resources to facilitate successful production application roll-outs. Multi Soft also offers contract technical consulting services.

     TRAINING SERVICES include basic and advanced product training, as well as courses such as "Design and Development Methodologies," which cover the major issues companies need to understand for successfully developing applications running on distributed platforms.

     CONSULTING SERVICES range from human factors design and project management to assisting licensees with application development and/or the development of complete applications.

     TECHNICAL SUPPORT SERVICES include a telephone hotline, fax, e-mail and Internet support staffed by knowledgeable personnel trained and experienced with Multi Soft's product line.

     CONTRACT TECHNICAL CONSULTING SERVICES include services related to the technical expertise of Multi Soft's staff. In the past, Multi Soft has provided technical consulting services on a contract basis to our subsidiary, NetCast, and it currently is providing technical consulting services on a contract basis to our subsidiary, FreeTrek. Multi Soft hopes to provide such services to unaffiliated companies as well.

CLIENTS
-------

     Multi Soft's past and current client base spans over 40,000 users throughout approximately 125 Fortune 500 companies. Customers that have licensed Multi Soft's products include:

o    American Cyanamid,                 o    Comdisco,
o    Bell Atlantic,                     o    EDS,
o    ITT Hartford,                      o    Exxon,
o    Honda,                             o    General Electric,
o    Con Edison,                        o    Hilton,
o    Hoechst,                           o    Lever Brothers,
o    American International Group,      o    Teachers Insurance,
o    Ciba Geigy,                        o    Chicago Northwestern and
                                        o    US West Business.

IN-HOUSE MARKETING AND SALES
----------------------------

     Charles Lombardo and Miriam Jarney, two of our officers and directors, are responsible for sales and marketing of Multi Soft's products and services. At present, in-house sales are generally made through telemarketing. If Multi Soft obtains additional funds from operations or otherwise, it plans to further market its products and services through advertisements in trade publications and targeted mailings. No assurance can be given that Multi Soft will have sufficient funds to increase its in-house sales and marketing activities.

DISTRIBUTORS AND VARS
---------------------

     Multi Soft uses international distributors and VARs on a non-exclusive basis to supplement its domestic sales and marketing efforts.

IBM
---

     In September 1994, Multi Soft entered into an international software licensing agreement with IBM's Personal Communications 3270 division. This agreement allows IBM to logo and market a P-Comm specific version of certain of Multi Soft's products. This IBM agreement was effective for a term of two years and was renewable by IBM for two more one year periods. The Agreement was terminable by Multi Soft or IBM upon 90 days notice in the event of a default by the other party. As of November 1996, the contract with IBM was extended for two more years and IBM paid Multi Soft monthly maintenance and royalties through December 1998. On January 31, 1999, the contract with IBM was extended for one year and IBM paid Multi Soft monthly maintenance through December 1999. The contract was not extended beyond this one year period. As of the date of this report, IBM has not renewed the contract.

     Since fiscal 1994, IBM has represented a significant percentage of Multi Soft's revenues. The loss of revenues from IBM will have a materially adverse effect on our financial condition. However, we have offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. For more details about the effect of the loss of IBM as a customer, see the discussion in Part II. Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations." For more details about the business of FreeTrek, see the discussion below under the caption "FreeTrek.Com."

                                  FREETREK. COM
                                  -------------

     We formed FreeTrek.Com, Inc. under the laws of the state of New Jersey in April 1999. At present, we own approximately 65% of FreeTrek's issued and outstanding shares of common stock. The balance is held by private investors who provided services and cash to fund the initial software development and other start-up activities.

     FreeTrek.Com is a business to business to consumer affinity group service company, commonly referred to as a B2B2C affinity group service company, that recently commenced marketing its products and services to businesses, referred to as sponsors, that want to create an Internet community of their current and future customers. We refer to this as a virtual private community or VPC. FreeTrek's program, is a complete turnkey service for a sponsor which creates and maintains the sponsor's VPC on the Internet. We have not made any sales to date.

     We formed FreeTrek to:

     o market a promotional program to institutions and associations pursuant to which they can provide their clients and members with free internet access while defraying the cost of providing such service with advertising; and

     o create a carefully defined database of internet users from this promotional program that will be attractive to major advertisers.

     We plan to take advantage of companies, institutions and associations, which already have users/customers connected to the Internet or have a strategic need for their users/customers to be so connected.

     We believe that many banks, brokerage houses, large retailers, publishers and financial institutions, to name some, have a long-term strategic interest in conducting on-line commerce in order to reduce transaction costs. In addition, many professional associations such as medical or legal associations may have a significant interest in offering their members on-line services.

DEFINITIONS:

     1. VIRTUAL PRIVATE COMMUNITY - A Virtual Private Community is a community of members who have a commonality of interests. It:

          o is identified, created and managed by a commercially motivated community builder, a sponsor;
          o    is defined by the nature of the common interests of the members;
          o    focuses on member interests; and
          o    it integrates content and communication.

     2. SPONSOR - A sponsor is a company, institution, or association with a tactical and strategic need to create a VPC and which pays or plans to pay the Internet ISP cost for the members of its VPC.

     3. FREETREK.COM(TM) PROGRAM - The FreeTrek.Com(TM) Program is an Affinity Group "Opt-in Permission Marketing" service offered to sponsors that want to create a VPC. The FreeTrek.Com Program, is a complete turnkey service for a sponsor which creates and maintains the sponsor's VPC on the Internet.

          Sponsors consisting of interested companies, institutions and associations offer or might offer Internet service to their clients as a premium/incentive to increase their business with their existing client base or attract new clients. Sponsors do this for both tactical, to open up new accounts, and strategic, to lower transaction costs, reasons. FreeTrek plans to help mitigate this cost by offering these sponsors an advertising profit sharing program. Each sponsor's clients will get free Internet access. The access will contain advertising. Advertising profits will be shares by the sponsor and FreeTrek. Assuming sufficient advertising revenues, the sponsor may recover the entire Internet fee paid, in addition to a profit as part of its advertising profit sharing program with FreeTrek.

          As the number of sponsor networks increase, FreeTrek will be creating and expanding a database of national Internet users with demographics which, in turn, should increase the amount that it can charge advertisers.

     4.   FREETREK PORTAL - The FreeTrek Portal consists of two main components:

          o the commercial space, which is 60 pixels high by 468 pixels wide, and

          o the sponsor's logo space, which is 60 pixels high by 100 pixels wide.

               FreeTrek can make this portal any size the sponsor wishes, but for purposes of this trial program it is assume that our standard Portal shall be used. There are approximately 72 pixels to the inch.

     During the calendar year ended December 31, 1999, FreeTrek raised approximately $621,000 in gross proceeds in a private offering of its common stock. FreeTrek is using these proceeds, as well as proceeds provided from a private placement of our common stock, to continue to develop and to market its products and services.

                                  NETCAST, INC.
                                  -------------

     Our 75% subsidiary, NetCast, Inc., was created in 1996 to develop new Internet technologies to create a series of products and businesses that would extend the power of advertising on the Internet. Multi Soft provided services and office space to NetCast at cost for which it has billed approximately $240,000 through January 31, 2000, of which $78,000 was incurred during the fiscal year ended January 31, 1999. Multi Soft charged NetCast for this time. We have guaranteed NetCast's debt to Multi Soft. In January 2000, we decided to discontinue any further operations of NetCast. As a result, a loss of ($87,462) has been reflected in our consolidated financial statements for the fiscal year ended January 31, 2000 as a loss from discontinued operations. For more detail, please see our audited consolidated financial statements at the end of this report and the discussion contained in Part II. Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees
---------

     We are essentially a holding company. Accordingly, we have two employees, our executive officers: Charles J. Lombardo and Miriam Jarney. Multi Soft's employees devote such time as is necessary to our business.

     Multi Soft has eight full time employees, including Mr. Lombardo and Ms. Jarney, one support personnel, four technical and engineering personnel plus several independent consultants, which work for the company on an as needed basis.

     At this time, FreeTrek has two employees,  our executive officers:  Charles
J. Lombardo and Miriam Jarney. Multi Soft's employees devote such time as is necessary to Freetrek's business.

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

     Multi Soft's products provide front-ending, client-server and cooperative processing technologies which Multi Soft believes represent an advance over other products being marketed.

     FreeTrek competes with other firms and entities that provide marketing and advertising to companies, institutions and associations that want to retain and/or increase their client or membership base. Most of its competitors have substantially greater resources, are better established, and have a longer history of operations than FreeTrek. In addition, many competitors have more extensive facilities than those which now or in the foreseeable future will become available to FreeTrek. We believe that FreeTrek's ability to compete primarily will depend upon the effectiveness of its products and services to retain and increase client and membership base compared to the effectiveness of the services provided by its competitors.

Item 2.   Description of Properties
          -------------------------

     We use Multi Soft's facilities, at no charge, consisting of approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852, which Multi Soft leases from C&S Consulting, Inc., a company owned by our Chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and is terminable at any time on three months notice. Monthly rent is $5,200 per year. Multi Soft is responsible for all utilities.

Item 3.   Legal Proceedings
          -----------------

     We are not presently a party to any material litigation. However, We and Multi Soft have been, from time to time, parties to legal actions arising in the normal course of our business. In the opinion of management, the disposition of these actions will not have a material effect on our financial position or results of operations taken as a whole.

     In May 1997, a lawsuit was commenced against NetCast in the Superior Court of New Jersey by former consultants for approximately $113,000 for services rendered. Netcast contested the claim and contended that no services were rendered nor product delivered. While Netcast defended the lawsuit, the court found in favor of the plaintiff.

Tax Liens
---------

     Certain  federal,   state  taxes,   interest,   and  penalties  aggregating
approximately $13,000 remain unpaid at January 31, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended January 31, 2000.

                                     PART II
                                     -------

Item 5.   Market for Common Equity and Related Stockholder Matters.
          --------------------------------------------------------

     (a) Market Information -- Our Common Stock, Class A Warrants (for one share of Common Stock and one Class B Warrant), Class B Warrants (for one share of Common Stock), and Class C Redeemable Warrants (for one share of Common Stock) are traded in the over-the-counter market, and are quoted on The OTC Bulletin Board (symbol: "MULT").

     The following tables set forth the range of high and low closing bid prices for the our Common Stock on a quarterly basis for the past two fiscal years and the first quarter of fiscal 2001 as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The Warrants have not traded and hence are not priced.

                                   Bid Prices
                                   ----------

     Period - Fiscal Year 1999                           High            Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 1998                 .33             .04
     Second Quarter ending July 31, 1998                 .32             .11
     Third Quarter ending October 31, 1998               .11             .07
     Fourth Quarter ending January 31, 1999              .32             .07

     Period - Fiscal Year 2000                           High            Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 1999                 .38             .22
     Second Quarter ending July 31, 1999                 .25             .16
     Third Quarter ending October 31, 1999               .22             .14
     Fourth Quarter ending January 31, 2000              .57             .11

     Period - Fiscal Year 2001                           High            Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 2000                 2.43            .48

     (b) Holders -- There were approximately 818 holders of record of our common stock, 192 holders of record of our class A warrants, 1 holder of record of our class B warrants and 51 holders of record of our class C warrants as of May 5, 2000, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends upon our common stock in the foreseeable future.

Issuances of Common Stock
-------------------------

--------------------------------------------------------------------------------
NAME                                             DATE              NUMBER
                                                            OF SECURITIES ISSUED
--------------------------------------------------------------------------------
MIRIAM JARNEY (A)                              3/15/98             150,000
--------------------------------------------------------------------------------
CHARLES J. LOMBARDO (A)                        3/15/98             150,000
--------------------------------------------------------------------------------
JOSEPH LOMBARDO (A)                            3/15/98             25,000
--------------------------------------------------------------------------------
HES GIFT (A)                                   3/15/98             100,000
--------------------------------------------------------------------------------
JEANETTE RUSSEL (A)                            3/15/98             4,000
--------------------------------------------------------------------------------
J.B. LOWY (A)                                  3/15/98             12,500
--------------------------------------------------------------------------------
LORETTA MESSINA (B)                            3/15/98             15,000
--------------------------------------------------------------------------------
LINDA DORRIAN  (B)                             3/15/98             20,000
--------------------------------------------------------------------------------
LORRAINE HARTLEY (B)                           3/15/98             10,000
--------------------------------------------------------------------------------
HARRY WINGARD (B)                              3/15/98             10,000
--------------------------------------------------------------------------------
HOWARD MENDELSON (B)                           3/15/98             25,000
--------------------------------------------------------------------------------
ELAIN BINE (B)                                 3/15/98             10,000
--------------------------------------------------------------------------------
JOSEPH CAMISCIONI  (B)                         3/15/98             20,000
--------------------------------------------------------------------------------
SHARON JONES (B)                               3/15/98             10,000
--------------------------------------------------------------------------------
PATRICIA MCMAHON (B)                           3/15/98             20,000
--------------------------------------------------------------------------------
LARRY LEVINE (A)                               3/10/99             45,000
--------------------------------------------------------------------------------
ANDY GOREN (A)                                 5/25/99             5,000
--------------------------------------------------------------------------------
JUAN RIVUAL (A)                                11/15/99            200,000
--------------------------------------------------------------------------------
CHARLES LOMBARDO (C)                           11/15/99            250,000
--------------------------------------------------------------------------------
MIRIAM JARNEY (C)                              11/15/99            250,000
--------------------------------------------------------------------------------
NOGA INVESTMENTS IN TECHNOLOGIES, LTD. (D)   1/00 - 4/00           1,000,000
--------------------------------------------------------------------------------

(A)  For services rendered.

(B)  Grant under the Stock Grant Program.

(C)  Represents shares issued in lieu of past accrued salary.

(D)  Issued for an aggregate of $350,000  pursuant to a private  placement under section 4(2) of the Securities Act of 1933. 428,571 of these shares were issued upon partial exercise of an option originally granted to Noga Investments In Technologies, Ltd. in February 2000. This option is for the purchase of an aggregate of 857,142 shares of our common stock at the rate of 142,857 shares per month at an exercise price of $0.35 per share.

Item 6.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Fiscal Year Ended  January 31,  2000  Compared to Fiscal Year Ended  January 31,
--------------------------------------------------------------------------------
1999
----

     Our revenues for the fiscal year ended January 31, 2000 were $625,093 compared to $805,895 in fiscal year 1999, a decrease of $180,802, or 22.4%. We believe that this decrease was due primarily to a decrease in revenues from license and maintenance fees from $798,708 to $622,091.

     Multi Soft's two principal sources of revenues were license fees and maintenance fees which represented approximately 99.5% or $622,091 of revenues in fiscal 2000 and 99.1% or $798,708 of revenues in fiscal 1999. We believe that the decrease in maintenance fees during the fiscal year ended January 31, 2000 primarily was due to the non-renewal of older maintenance contracts by customers.

     Operating expenses totaled $748,401in the fiscal year ended January 31, 2000 and $813,462 in the fiscal year ended January 31, a decrease of $65,061 or 8.0%. We believe that this decrease in operating expenses during the fiscal year ended January 31, 2000 was due primarily to lower levels of selling and administrative costs.

     Other income was $83,251 in the fiscal year ended January 31, 2000 and $56,873 in the fiscal year ended January 31, 1999, an increase of $26,873 or 47.3%. We believe that the increase in other income during the fiscal year ended January 31, 2000 primarily was due to the addition of minority share of consolidated subsidiary's loss offset by debt extinguishment realized during the fiscal year ended January 31, 1999, but not during fiscal 2000.

     In the fiscal year ended January 31, 2000, our loss, before the loss from discontinued operations of our subsidiary, Netcast in the amount of $87,462, was $40,057, compared with net income of $49,306 for the prior year.

     In the fiscal year ended January 31, 2000, we incurred a net loss of $127,519 compared to net income of $49,306 for the comparable period of the prior year.

Major Customer
--------------

     In fiscal 2000, IBM accounted for 13% of our total consolidated revenues. In fiscal 1999, IBM accounted for 25% of our total consolidated revenues. IBM extended its contract with Multi Soft through December 31, 1999; however, IBM has not renewed the contract. The loss of revenues from IBM will have a materially adverse effect on our financial condition. Multi Soft has offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of our securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by Multi Soft from FreeTrek most likely will decrease and eventually cease. For more details about Multi Soft's contract with IBM, see the discussion in Part I. Item 1. "Description of Business."

Liquidity and Capital Resources
-------------------------------

     At January 31, 2000, we had working capital of $164,436. While we have experienced cash flow problems, this situation has been alleviated during fiscal 2000 by proceeds from the issuance of stock by our new subsidiary, FreeTrek.Com. It also has been alleviated by the proceeds from a private placement of our common stock and the exercise of an option issued in conjunction with the private placement. For more information on this private placement, see footnote C to the chart in "Part II. Item 5. Market for Common Equity and Related Stockholder Matters; Issuances of Common Stock."

Working Capital and Current Ratios were:
----------------------------------------

     Descriptions                    January 31, 2000           January 31, 1999
     ---------------------------------------------------------------------------

     Working capital (deficiency)        $164,436                   ($444,841)

     Current ratios                       1.36:1                      0.27:1

Dividend Policy
---------------

     We have not declared or paid any dividends on our common stock since inception and we do not anticipate that we will be declaring or paying cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, we cannot assure that dividends of any kind will ever be paid.

Effect of Inflation
-------------------

     We believe that inflation has not had a material effect on our operations for the periods presented.

CAUTIONARY STATEMENT
--------------------

     This annual report on form 10-KSB contains certain forward-looking statements regarding, among other things, our anticipated financial and operating results and those of our subsidiaries. For this purpose, forward-looking statements are any statements contained in this report that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," " expects," or similar expressions. In connection with the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause our or our subsidiaries' actual results to differ materially from those projected in forward looking statements made by, or on behalf of, us. These factors, many of which are beyond our control or the control of our subsidiaries, include:

o    Multi Soft's ability to:
     o    continue  to  receive  royalties  from  its  existing   licensing  and
          consulting arrangements,
     o    develop additional marketable software and technology,
     o    compete with larger, better capitalized competitors, and
     o    reverse ongoing liquidity and cash flow problems;

o    FreeTrek's ability to:
     o support ongoing development and future product enhancements along with requisite testing;
     o    raise sufficient additional funds if needed;
     o    enlist and sustain a sufficient number of sponsors;
     o    sell and sustain sales of a significant amount of advertising;
     o    and operate profitably.

Item 7.   Financial Statements
          --------------------

     The following financial statements are attached to the end of this report and have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.

                     MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED January 31, 2000

                                      INDEX

                                                                          Page #
                                                                          ------

     Report of Independent Certified Public Accountant                        F1

     Consolidated Balance Sheets - January 31, 2000 and 1999                  F2

     Consolidated Statements of Operations for Each of the
     Two Years in the Period Ended  January 31, 2000                          F4

     Consolidated Statements of Changes in Stockholders' Deficiency
     for Each of the Two Years in the Period Ended January 31, 2000           F5

     Consolidated Statements of Cash Flows for Each of the Two
     Years in the Period Ended January 31, 2000                               F6

     Notes to Financial Statements Schedules                                  F7

     All schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosures.
          ----------------------

     There have been no changes in, or disagreements with our independent accountants with respect to accounting and/or financial disclosure, during the past two fiscal years.

                                    PART III
                                    --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

Name                         Position(s) Held
----                         ----------------

Charles J. Lombardo          Chairman of the Board of Directors, Chief Executive
                             Officer, Chief Financial Officer and Treasurer

Miriam G. Jarney             Executive Vice President, Secretary and Director

Larry Spatz                  Director

George Mansur Jr.            Director

James J. Kaput, Ph.D.        Director

     Our directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Our officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

     A summary of the business experience for each of our officers and directors is as follows:

     CHARLES J. LOMBARDO, age 57, has been our Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Treasurer since August 1982. He has been Multi Soft's Chief Executive Officer, Chief Financial Officer and Treasurer since January 1985. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute (1964), a Master of Science degree in Physics from Northeastern University (1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a

Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 59, has been our Executive Vice President and Secretary and a member of our Board of Directors since January 1982. She has been Executive Vice President, Secretary and a Director of Multi Soft since
January 1985. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology.

     LARRY SPATZ, age 57, as been a member of our Board of Directors since July 1989, and a director of Multi Soft since May 1986. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

     GEORGE MANSUR, JR., age 70, has been a member of our Board of Directors since March 1982. Since March, 1984, Mr. Mansur also has been Chairman of ALG Corp. and Chairman of Auto Loan Guarantee Company, as well as President of National Benefit Services Corp. and Executive Vice President of Benefit Services Group, Ltd. Since January 1981, Mr. Mansur has been an officer of Petro-Art Ltd., an inactive publicly owned New Jersey corporation. From 1971 to 1976, he was President of Benefit Communications, Corp. From 1977 to 1978, he was marketing director of Commercial Credit Corp., and in 1979 and 1980, he was an officer of Coronet Graphics, Ltd. and Agri Parogram, Ltd. Mr. Mansur is a Charter Member of the International Association of Financial Planners.

     DR. JAMES J. KAPUT, age 58, has been a member of our Board of Directors since July 1989. He has been a Professor of Mathematics at Southern Massachusetts University since 1968. Since 1986, he also has been a Research Associate at Harvard University. Dr. Kaput received a B.S. Degree in Mathematics from Worcester Polytechnic Institute in 1964 and a Ph.D. in Mathematics from Clark University in 1968.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 1999.

Item 10.  Executive Compensation.
          ----------------------

     The following table shows all the cash compensation paid or to be paid by us and Multi Soft, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our Chief Executive Officer and Executive Vice President (collectively, "Principal Officers") for such period in all capacities in which they served. No other Executive Officer received total annual salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                               ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                ------------------------------------------------    ------------------------------------------------
                                                                            AWARDS                   PAYOUTS
                                                                    ----------------------    ----------------------
NAME &          FISCAL       SALARY      BONUS      OTHER ANNUAL    RESTRICTED     OPTIONS     LTIP      ALL OTHER
PRINCIPLE        YEAR         ($)         ($)       COMPENSATION    STOCK AWARD     SARS      PAYOUTS   COMPENSATION
POSITION                                                ($)             ($)                     ($)         ($)
--------------------------------------------------------------------------------------------------------------------
CHARLES J.       2000        $54,167       $0       (D) $16,700          $0          $0          $0          $0
LOMBARDO CEO     1999        $12,500       $0       (C) $34,550          $0          $0          $0          $0
                 1998    (A) $60,000       $0       (D) $40,493          $0          $0          $0          $0
--------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY    2000        $54,167       $0                $0          $0          $0          $0          $0
EXEC. V.P.       1999        $25,000       $0       (E) $16,000          $0          $0          $0          $0
                 1998    (B) $60,000       $0                $0          $0          $0          $0          $0
--------------------------------------------------------------------------------------------------------------------

(A)  Includes accrued and unpaid salary to Charles Lombardo of $39,167.
(B)  Includes accrued and unpaid salary to Miriam Jarney of $10,000.
(C) Consisting of $19,950 in consulting fees and common stock valued at $14,600.
(D)  Consulting fees
(E)  Common stock valued at $16,000

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

----------------------------------------------------------------------------------------------------------------------
NAME                           OPTIONS/SARS        PERCENT OF TOTAL OPTIONS/SARS       EXERCISE OR BASE     EXPIRATION
                                  GRANTED       GRANTED TO EMPLOYEES IN FISCAL YEAR      PRICE ($/SH)          DATE
----------------------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                 -0-                          -                            -                 -
----------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY                       -0-                          -                            -                 -
----------------------------------------------------------------------------------------------------------------------

     The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------------
                                                                          NUMBER OF SECURITIES            VALUE OF
                                                                               UNDERLYING               UNEXERCISED
                                    SHARES                                     UNEXERCISED              IN-THE-MONEY
                                  ACQUIRED ON     VALUE REALIZED ($)         OPTIONS/SARS AT          OPTIONS/SARS AT
NAME                             EXERCISE (#)                                  FY-END (#)                FY-END ($)
----------------------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                   -0-                -0-                       -0-                      -0-
----------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY                         -0-                -0-                       -0-                      -0-
----------------------------------------------------------------------------------------------------------------------

Directors' Compensation
-----------------------

     Our Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment Agreements
---------------------

     On July 14, 1989, Multi Soft entered into a five-year employment agreement with its Chairman of the Board and Chief Executive Officer, Charles J. Lombardo, which is automatically renewed for successive periods unless terminated by Multi Soft on twelve months notice or by Mr. Lombardo on six months notice. Mr. Lombardo is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer. The agreement contains non-disclosure provisions and a one year restrictive covenant preventing Mr. Lombardo from becoming employed by a similar company in any state or country in which Multi Soft does business, or engaging in a competitive business for his own account. Mr. Lombardo is entitled to annual salary increases of at least 10%, plus additional annual compensation equal to 2% of Multi Soft's after tax profits. Under Mr. Lombardo's contract he may assign any part of his salary to a third party as a consulting fee.

     In November 1999, we issued 250,000 shares to Mr. Lombardo in lieu of past accrued salary of Multi Soft.

     Mr. Lombardo also is entitled to a salary from us of $25,000 per year, which he has agreed to forego since fiscal 1997.

     On August 1, 1989, Multi Soft entered into a five-year employment agreement with Miriam Jarney, Executive Vice-President and a Director of both Multi Soft and Multi Solutions. This agreement is automatically renewed for additional periods, unless terminated by Multi Soft on twelve months notice or Ms. Jarney on six months notice. Ms. Jarney is entitled to annual salary increases of at least 10%, plus additional annual compensation equal to 1.5% of Multi Soft 's after tax profits. The agreement also contains non-disclosure provisions and a one year restrictive covenant preventing Ms. Jarney from becoming employed by a similar company in any state or country in which Multi Soft does business, or engaging in any competitive business for her own account.

     In January of 1996, we issued 1,000,000 shares of our common stock to Mrs. Jarney in lieu of accrued salary of Multi Soft.

     In November 1999, we issued 250,000 shares to Ms. Jarney in lieu of past accrued salary of Multi Soft.

     Through fiscal 1997, Mr. Lombardo and Ms. Jarney accrued a portion of their Multi Soft salaries. The balance due between both officers as of January 31, 2000, on a consolidated basis, is $792,797 including deferred increases of $586,605. Since fiscal 1998, Mr. Lombardo and Mr. Jarney have relinquished that portion of their annual compensation that was earned but not paid for fiscal 1998 through fiscal 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Security Ownership of Management -- The number and percentage of shares of our common stock owned of record and beneficially by each owner of 5% or more of our common stock, each of our officers and directors and by all of our officers and directors as a group are set forth on the chart below.

------------------------------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                  AMOUNT AND NATURE OF          PERCENT OF CLASS (1)
                                                                           BENEFICIAL
                                                                           OWNERSHIP
------------------------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                                                      4,237,986 (2)                      20.7%
CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL
OFFICER, & TREASURER
1511 LAURIE LANE, YARDLEY, PA  19067
------------------------------------------------------------------------------------------------------------------------
MIRIAM G. JARNEY                                                         2,389,000 (3)                      11.7%
EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR
21 DOERING WAY, CRANFORD, NJ  07106
------------------------------------------------------------------------------------------------------------------------
LARRY SPATZ                                                                  0 (4)                           0.0%
DIRECTOR
3175 COMMERCIAL AVE., SUITE 222
NORTHBROOK, IL  60062
------------------------------------------------------------------------------------------------------------------------
JAMES J. KAPUT, PHD.                                                         10,000                          **
DIRECTOR
473 CHASE ROAD, N. DARTMOUTH, MA 02747
------------------------------------------------------------------------------------------------------------------------
GEORGE E. MANSUR, JR.                                                        7,143                           **
DIRECTOR
1413 STATE RD., PHOENIXVILLE, PA  19460
------------------------------------------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (5 PERSONS)              6,644,129 (4)                      32.4%
------------------------------------------------------------------------------------------------------------------------

**   Less than one percent.

(1)  Based upon 20,505,541 shares of common stock outstanding on May 5, 2000.

(2) Includes shares held by Mr. Lombardo's wife and shares owned jointly with his wife.

(3)  Includes 19,100 shares owned by Ms. Jarney's husband.

(4) Excludes shares owned beneficially by a family trust of which Mr. Spatz' wife is one of the beneficiaries. Mr. Spatz has confirmed to us that neither he nor his wife has any voting or dispositive power with regard to the shares owned by the trust.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     As of January 31, 1999, Multi Soft had a demand loan with a commercial bank. As of March 31, 1999, the loan was paid off and Multi Soft is no longer indebted to this bank. During 2000 and 1999, the maximum amount of borrowings outstanding were $0 and $16,338, respectively.

     Although there is no written agreement between us and Multi Soft granting us preemptive rights with regard to our majority ownership of Multi Soft common stock, in practice, we have and plan to continue to acquire sufficient shares of Multi Soft's common stock to assure our majority ownership in Multi Soft.

     Multi Soft subleases its office space from C&S Consulting, Inc., a company owned by our chairman and his wife. For more information, see "Part I. Item 2. Description of Properties").

Item 13.  Exhibits and Reports on Form 8-K.
          --------------------------------

Exhibits
--------

  3.a     Certificate of Incorporation (1)
  3.b     By-Laws  (1)
  4.a     Specimen Common Stock (1)
  4.b     Class A Warrant (1)
  4.c     Class B Warrant (1)
  4.d     Class C Warrant (4)
 10.a     Our Employment Agreement with Charles J. Lombardo (5)*
 10.b     Multi Soft Employment Agreement with Charles J. Lombardo (5)*
 10.c     Multi Soft Employment Agreement with Miriam G. Jarney(5)*
 10.d     Licensing Agreement with Widow, Inc. (6)
 10.e     Agreements with IBM (2)
 10.f Copy of Non-Qualified Stock Option Plan, Stock Grant Program and Employee Incentive Stock Option Plan (3)
 10.g     Amendments to Non-Qualified Stock Option and Stock Grant Program (4)
 21.      List of Subsidiaries
 27.      Financial data schedule (electronic format only)

-------------------------
* Management contracts or compensatory plan or arrangement required to be filed as an exhibit.

1.   Previously  filed as an  Exhibit to our Form S-18  Registration  Statement,
     File No. 2-85710-NY filed with the Commission on July 14, 1983, and incorporated herein by reference.

2. Previously filed as an Exhibit to our Form 10-K for the fiscal year ended January 31, 1993 as filed with the Commission on or about Nov. 18, 1993, and incorporated herein by reference.

3. Previously filed as part of our proxy materials for the Annual Meeting of Stockholders held on July 9, 1985, as filed with the Commission on or about May 24, 1985, and incorporated herein by reference.

4. Previously filed as an Exhibit to our Registration Statement on Form S-1, SEC File No. 33-3133, filed with the Commission on February 4, 1986, and incorporated herein by reference.

5. Previously filed as an Exhibit to Multi Soft's Form 10-K for the fiscal year ended January 31, 1990 as filed with the Commission on or about April 29, 1990 under SEC File No. 33-3133-NY, and incorporated herein by reference.

6. Previously filed as an Exhibit to our Form 10-K for the fiscal year ended January 31, 1990 as filed with the Commission on or about April 29, 1990, under SEC File No. 33-3133-NY, and incorporated herein by reference.

Reports of Form 8-K
-------------------

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MULTI SOLUTIONS, INC.

Dated: May 12, 2000                         By:  /s/ Charles J. Lombardo
                                                 ----------------------
                                                 Charles J. Lombardo,
                                                 Chief Executive Officer,
                                                 Chief Financial Officer
                                                 and Secretary-Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                     TITLE                                DATE


/S/ Charles J. Lombardo        Chairman of the Board of Directors,  May 12, 2000
---------------------------    Chief Executive Officer, Chief
Charles J. Lombardo            Financial Officer and Secretary-
                               Treasurer

/S/ Miriam Jarney              Executive Vice President, and        May 12, 2000
---------------------------    Director
Miriam Jarney


/S/ Larry Spatz                Director                             May 12, 2000
---------------------------
Larry Spatz


/S/ James Kaput, PhD.          Director                             May 12, 2000
---------------------------
James Kaput, PhD.


/S/ George E. Mansur, Jr.      Director                             May 12, 2000
---------------------------
George E. Mansur, Jr.

                            SUPPLEMENTAL INFORMATION

     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.

                               STEWART W. ROBINSON
                           CERTIFIED PUBLIC ACCOUNTANT
                         70-09 AUSTIN STREET, SUITE 206
                             FOREST HILLS, NY 11375
                                TEL: 718 793-0500
                               FAX: 718 793-7529

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors
MULTI SOLUTIONS, INC.

I have audited the accompanying balance sheets of MULTI SOLUTIONS, INC. AND SUBSIDIARIES as of January 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MULTI SOLUTIONS, INC. AND SUBSIDIARIES as of January 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


STEWART W. ROBINSON

New York, New York
May 9, 2000

                                      -F1-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2000 and 1999

                                                                   2000            1999
                                                               ------------    ------------
ASSETS
CURRENT ASSETS
     Cash                                                      $    342,207    $     18,420
     Accounts Receivable (net of allowance for doubtful
       accounts of $37,486 and $43,783 for 2000 and
       1999 respectively                                            140,484         132,316
     Prepaid expenses and other current assets                       44,992          13,385
     Subscriptions receivable                                       100,000
                                                               ------------    ------------
          Total current assets                                      627,683         164,121

FURNITURE AND EQUIPMENT
     Research and Development Equipment & Software                   74,982          63,526
     Office furniture and other equipment                            61,874          20,474
                                                               ------------    ------------
                                                                    136,856          84,000
     Less: Accumulated Depreciation                                 (27,515)        (16,780)
                                                               ------------    ------------
                                                                    109,341          67,220

Organizational costs                                                 11,126           2,415
      Less: Accumulated Amortization                                 (4,569)           (968)
                                                               ------------    ------------
                                                                      6,557           1,447
OTHER ASSETS
     Capitalized software development costs                       1,554,869       1,607,505
     Less accumulated amortization                                 (712,776)       (809,915)
                                                               ------------    ------------
                                                                    842,093         797,590

      Intangibles                                                        --             200
                                                               ------------    ------------

                                                               $  1,585,674    $  1,030,578
                                                               ============    ============

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F2-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2000 and 1999

LIABILITIES AND STOCKHOLDERS'                                      2000            1999
                                                               ------------    ------------
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                                      $         --    $        796
     Note Payable                                                        --           6,565
     Accrued payroll                                                 14,783              --
     Payroll and other taxes payable                                 19,048          19,480
     Accounts Payable                                                95,692         196,416
     Accrued officer compensation                                   206,192         198,057
     Deferred Revenues                                              127,532         187,648
                                                               ------------    ------------
          Total current liabilities                                 463,247         608,962

DEFERRED COMPENSATION DUE OFFICERS/SHAREHOLDERS                     586,605         586,605

MINORITY INTEREST IS SUBSIDIARY                                     556,604              --

COMMITMENTS AND CONTINGENCIES -- Note F

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
      $.001 par value, issued and outstanding                        20,170          18,814
     20,169,827 (2000) and 18,813,398 (1999)
     Additional paid-in capital,                                  8,886,456       8,661,197
     Accumulated deficit                                         (8,927,408)     (8,845,000)
                                                               ------------    ------------
                                                                    (20,782)       (164,989)

                                                               $  1,585,674    $  1,030,578
                                                               ============    ============

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F3-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 31, 2000 and 1999

                                                                   2000            1999
                                                               ------------    ------------
REVENUES
      License fees                                             $    177,099    $    273,760
      Maintenance fees                                              444,992         524,948
      Consulting and Other fees                                       3,002           7,187
                                                               ------------    ------------
         Total revenues                                             625,093         805,895

EXPENSES
      Software development and technical support                    248,944         239,794
      Selling and administrative                                    499,457         573,668
                                                               ------------    ------------

         Total expenses                                             748,401         813,462
                                                               ------------    ------------

         (Loss)  from operations                                   (123,308)         (7,567)

OTHER INCOME (EXPENSE)
      Other Revenues                                                  5,269          66,391
      Interest income (expense)                                       3,589          (9,518)
      Minority share of consolidated subsidiary's loss               74,393              --
                                                               ------------    ------------
         Total other income                                          83,251          56,873

         Income (loss) before discontinued operations               (40,057)         49,306

     Loss from operations of discontinued subsidiary                (87,462)
                                                               ------------    ------------

         Net income (loss)                                     ($   127,519)   $     49,306
                                                               ============    ============

         Weighted average shares outstanding                     19,527,207      18,749,543
                                                               ============    ============

         Income per share                                            a               a
                                                               ============    ============

         (a)  less then $.01 per share

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F4-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Years ended January 31, 2000 and 1999                                   Total                                        Total
                                               Common Stock            paid-in      Accumulated      Deferred     stockholders
                                            Shares       Amount        capital        deficit      Compensation    deficiency
                                            ------       ------        -------        -------      ------------    ----------
Balance at January 31, 1998               18,266,898    $ 18,267     $ 8,644,851    ($8,925,731)       ($1,334)    ($263,947)

Issuance of restricted common stock          506,500         507          34,949                       (35,456)

Issuance of common stock                      40,000          40           1,960                                       2,000

Addition to Minority Interest used to
reduce loss absorbed at  %100                                                            31,426                       31,426

Amortization of stock grants                                                                            16,226        16,226

Net  Income                                                                              49,305                      49,305
                                          ----------    --------     -----------    -----------      ---------      --------

Balance at January 31, 1999               18,813,398      18,814       8,681,760     (8,845,000)       (20,564)     (164,990)

Issuance of restricted common stock        1,356,429       1,356         251,145                       (52,500)      200,001

Addition to Minority Interest used to
reduce loss absorbed at %100                                                             45,111                       45,111

Amortization of stock grants                                                                            26,615        26,615
                                                                                                                          --
Net loss                                                                               (127,519)                    (127,519)
                                          ----------    --------     -----------    -----------      ---------      --------

Balance at January 31, 2000               20,169,827    $ 20,170     $ 8,932,905    $(8,927,408)     $ (46,449)     ($20,782)
                                          ==========    ========     ===========    ===========      =========      ========

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F5-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended January 31, 2000 and 1999

                                                                       2000            1999
                                                                   ------------    ------------
Cash flows from operating activities
      Net Income (loss)                                            ($   127,519)   $     49,306
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities

      Depreciation and amortization                                     243,280         246,104

      Changes in assets and liabilities
         Accounts receivable                                             (8,168)        (73,681)
         Prepaid expenses and other current assets                      (31,607)          7,416
         Accrued payroll                                                 14,783         (20,080)
         Payroll and other taxes payable                                   (432)        (13,275)
         Note Payable                                                    (6,565)         (4,774)
         Accounts payable and accrued expenses                         (100,724)         29,147
         Accrued officer compensation                                     8,135              --
         Deferred revenues                                              (60,116)         (4,172)
                                                                   ------------    ------------

                Net cash provided (used) by operating activities        (68,933)        215,991

Cash flows from investing activities
      Capital expenditures                                              (52,856)             --
      Organization costs of subsidiaries                                 (8,711)             --
      Write off of intangibles                                              200              --
      Capitalized software development costs                           (273,447)       (261,205)
                                                                   ------------    ------------

                Net cash used in investing activities                  (334,814)       (261,205)

Cash flows from financing activities
      Net repayments under loan and line of credit agreements              (796)        (15,542)
      Minority interest and loss in excess of investments               549,215          31,426
      Amortization of stock grants                                       26,615          16,226
      Subscription receivable                                          (100,000)             --
      Issuance of capital stock                                         252,500           2,000
                                                                   ------------    ------------

                Net cash provided by financing activities               727,534          34,110
                                                                   ------------    ------------

                NET INCREASE (DECREASE) IN CASH                         323,787         (11,104)

Cash at beginning of year                                                18,420          29,524
                                                                   ------------    ------------

Cash at end of year                                                $    342,207    $     18,420
                                                                   ============    ============

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F6-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2000 and 1999


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Solutions, Inc. the "Company" was incorporated under the laws of the State of New Jersey on July 26, 1982. The Company is presently a holding company for its ownership of its subsidiaries, Multi Soft, Inc. ("Multi Soft"), Freetrek.Com, Inc. ("FreeTrek") and NetCast, Inc. ("NetCast"). As of January 31, 2000, the Company owns 51.3% of Multi Soft, 59.3% of FreeTrek and 75% of NetCast.

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company had a consolidated net (loss) of ($127,519) which includes loss from discontinued operations of ($87,462) in 2000 compared with income of $49,306 in 1999. In addition, at January 31, 2000, the Company's current liabilities exceeded current assets by $161,846.

     Multi Soft continues to market its products and has decreased its operating costs. In addition, Multi Soft has generated revenues through services rendered to the Company's FreeTrek subsidiary and hopes to generate additional revenues from services to be rendered to FreeTrek and others. The Company has raised $350,000 to date from the sale of its common stock in a private transaction; and the purchaser has an option to acquire an additional $150,000 worth of common stock. Moreover, through December 31, 1999, FreeTrek raised $621,000 from sales of its common stock.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation
          ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Multi Soft, FreeTrek and NetCast. All significant intercompany balances and transactions have been eliminated in consolidation. None of Multi Soft's net income was allocated to minority shareholders because the Company absorbed the minority interest of accumulated losses allocated up to January 31, 1995.

     2.   Furniture and Equipment
          -----------------------

     Furniture and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

     Depreciation expense was $3,157 and $3,563 for the years ended January 31, 2000 and 1999 respectively.

     3.   Capitalization of Computer Software Development Costs
          -----------------------------------------------------

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

     Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. The period is based on sales forecasts for the seven-year agreement between Multi Soft and IBM, which began in October

                                      -F7-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2000 and 1999


     1993. Multi Soft's Windows products are compatible with Windows 95 and further modifications are continually made, specifically for 32 bit environments (Windows 95 and Windows NT). Unamortized costs relating to Windows products at January 31, 2000 and 1999 are $658,611 and $650,263, respectively.

     FreeTrek is continuing to modify and improve its software and has capitalized $183,482 of software development costs and has not started amortization. Amortization will commence upon release of the software to customers.

     Amortization expense for all products at January 31, 2000 and 1999 was $228,944 and $239,794 respectively.

     4.   Revenue Recognition
          -------------------

     In accordance with Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), the Company's policy is to recognize license and maintenance fees when earned and consulting fee income when services are rendered. License fees are recognized upon shipment of the software while maintenance fees are recorded over the period covered by the related contract. Consulting is performed on a time and material basis.

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

     6.   Income (Loss) Per Share
          -----------------------

     Income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents are anti-dilutive and, therefore, are not considered in the computation of loss per share.

     7.   Estimates
          ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     1.   Demand Loan - Bank
          ------------------

     Multi Soft had a demand loan payable to a commercial bank with a balance of $796 at January 31, 1999. Borrowings were collateralized by Multi Soft's accounts receivable and bear interest at the bank's prime rate plus 2% (9.75% at January 31, 1999) As of March 31, 1999 Multi Soft paid off this note in full.

     During the fiscal years 2000 and 1999, the maximum amount of borrowings outstanding was $796 and $16,338 respectively, the average borrowings were $200 and $8,567, respectively, and the weighted average interest rates were 10.1%.

                                      -F8-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2000 and 1999


     2.   Note Payable
          ------------

     In June 1996, $18,700 due to a vendor was converted to a note at the rate of $597 per month for 36 months with interest at 9%. This note was satisfied during the fiscal year 2000.

NOTE D - INCOME TAXES

     As a result of losses incurred in recent years, the Company and its subsidiaries separately have net operating loss carry-forwards available to offset future federal taxable income of approximately $5.6 million. These losses expire at various dates through 2012.

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

NOTE E - STOCKHOLDERS' DEFICIENCY

     1.   Warrants
          --------
     The expiration dates of the Company's Class A, Class B and Class C Warrants have been extended to June 1, 2000. There are presently outstanding a total of 723,793 Class A Warrants, 600 Class B Warrants and 714,012 Class C Warrants.

     2.   Stock and Option Compensation Plan
          ----------------------------------
     In June 1993, the Company adopted an Employee, Consultant and Advisory Stock and Option Compensation Plan (the Plan). Pursuant to the terms of the Plan, an aggregate of up to 2,500,000 shares of common stock, $0.01 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. To date, an aggregate of 895,880 shares has been issued pursuant to the Plan.

     3.   Common Stock Issued to Affiliates
          ---------------------------------
     In January 1996, Multi Soft issued 1,500,000 shares of its common stock to the Company. The transaction was valued at $.22 per share ($330,000) for which Multi Solutions was to issue a note.

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

     In March 1998, the Company issued 150,000 shares of common stock each to Charles J. Lombardo and Miriam Jarney for services rendered.

     In November, 1999, the Company issued 250,000 of common stock each to Charles J. Lombardo and Miriam Jarney in lieu of past accrued salaries.

     4.   Private Placement
          -----------------
     In January 2000, an investor signed a subscription agreement and completed the purchase of 571,429 shares of the Company's common stock for $200,000. In connection therewith, the Company issued an option to acquire an aggregate of 857,142 shares at $.35 per share. As of May 9, 2000, the option has been exercised to purchase an aggregate of 428,571 shares. The Company has received an aggregate of $350,000 from this series of transactions resulting in this investor owning approximately 4.9% of the outstanding shares.

                                      -F9-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2000 and 1999


NOTE F - COMMITMENTS AND CONTINGENCIES

     1.   Leases
          ------

     Multi Soft is a subtenant in office space leased by an entity substantially owned by the Company's chairman and his wife. At present Multi Soft has a quarter-by-quarter term lease with a base rent of $5,600 pr month increased from $5,200 per month. Rental expense under the lease aggregated approximately $62,400 and $63,200 for the years ended January 31, 2000 and 1999, respectively.

     Future minimum lease payments under the non-cancelable equipment operating lease are as follows:

     In November 1997 the Multi Soft entered into a 60 month operating lease for a laser copier with monthly payments of $365 plus tax and copy charges through October 2003.

     Year Ending January 31            Laser           Color           Total
                                       Copier          Copier
     ----------------------           --------        --------        --------

              2001                       4,380           6,000          10,380
              2002                       4,380           3,000           7,380
              2003                       3,285               -           3,285
                                      --------        --------        --------
                                      $ 12,045        $  9,000        $ 21,045

     2.   Employment Agreements
          ---------------------

     Multi Soft has employment agreements with two officers which provide aggregate minimum annual compensation of $200,000 through July 1999, and which are automatically renewed annually.

     These officers relinquished a portion of the salaries due under their Multi Soft contracts for the years ending January 31, 2000 and 1999.

     In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year's after tax profits of Multi Soft. Mr. Lombardo and Ms. Jarney have agreed to forego this additional compensation since fiscal 1997.

     Mr. Lombardo is also entitled to a salary from the Company of $25,000 per year which he has agreed to forego since fiscal 1997.

     3.   Payroll Taxes
          -------------

     Certain Federal and state taxes, interest, and penalties aggregating approximately $13,000 remain unpaid at January 31, 2000.

     4.   Litigation
          ----------

     The Company and Multi Soft have been, from time to time, parties to legal actions arising in the normal course of their business. In the opinion of management, the disposition of these actions will not have a material effect on the financial position or results of operations of the Company taken as a whole.

     In May 1997, a lawsuit was commenced against NetCast by former consultants for approximately $113,000. The Company vigorously defended the lawsuit. During the fiscal year 2000 this lawsuit was found in favor of the plaintiff.

     Although NetCast is liable for the damages from this lawsuit, it has no assets and has discontinued operations. Consequently, no future income will be earned and NetCast will never have any assets. The Company is not liable for the debt of NetCast. Accordingly, no expense or liability for this award has been included in the consolidated financial statements.

                                     -F10-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2000 and 1999


NOTE G - MAJOR CUSTOMERS

     In fiscal 2000 one customer accounted for 14%. In fiscal 1999, one customer accounted for 25% of total revenue.

NOTE H - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for years ended January 31, 2000 and 1999 are as follows:

                                                     2000           1999
                                                     ----           ----

          Cash paid during the year for Interest      $0           $9,518

NOTE I - SOFTWARE LICENSING AGREEMENT

     In 1995, the Company entered into a contract with IBM's Network Software Division that provided the Company prepaid royalties of $600,000 in quarterly installments over a two-year period. As a result, IBM received a non-exclusive and non-transferable license to market certain Multi Soft products. In October 1996 the agreement was amended to provide $15,000 in monthly payments to the company through October 1998. As of January 31, 1999, the contract with IBM was extended for one year and IBM paid monthly maintenance of $7,000. This contract was not renewed.

NOTE J - RELATED PARTY TRANSACTIONS

     Multi Soft, from time to time, pays incidental expenses of the Company and allocates its share of certain expenses. These items are credited to intercompany payable and no payments have been made during the current fiscal year. The balance due to Multi Soft at January 31, 2000 and 1999 was $448,039.

     Multi Soft provides certain services and office space to NetCast. The balance due from NetCast, for such services, at January 31, 2000 was $234,592. The Company has guaranteed this debt to Multi Soft.

     Multi Soft provides office space, consulting and administrative services to its affiliate, FreeTrek.Com, Inc. a subsidiary of the Company. During the year ended January 31, 2000, the Company received payments from FreeTrek of $193,000, which is included in Other Income on the Statement of Operations.

NOTE K - NETCAST

     NetCast, Inc. is a subsidiary company and was incorporated in April of 1996. It is in the business of developing new Internet technologies to create a series of products and businesses that will extend the power of advertising on the Internet. The Company currently owns 75% of NetCast. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney.

     In January 2000 the Board of Directors decided to discontinue any further operations of NetCast, Inc. with the result that a loss from discontinued operations in the amount of $87,462 is reflected in the statement of operations for the fiscal year ended January 31, 2000. See Note F-4. Litigation.

                                     -F11-