Form 10QSB
period 2000-04-30
MULTI SOLUTIONS INC
filed 2000-06-19
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2000

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

 Commission File Number: 0-12162
                         -------

                              MULTI SOLUTIONS, INC.
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

                              Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                                      Outstanding at April 30, 2000
-----------------------                            -----------------------------
Common Stock, par value                                       20,791,255
    $.001 per share

Transitional Small Business Format (check one);  Yes [ ]   No [X]

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of results for the three months ended April 30, 2000.

Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited consolidated financial statements at, and for the fiscal year ended January 31, 2000.

The results for the three months ended April 30, 2000 are not necessarily indicative of the results for the entire fiscal year.

We operate primarily through our subsidiaries:

                                    Our Approximate
Name of Subsidiary                  Percentage Ownership
------------------                  --------------------

Multi Soft, Inc.                            51.3%
FreeTrek.Com, Inc.                          54.7%
NetCast, Inc.                               75%

Our financial statements are consolidated with our subsidiaries. In January 2000, we decided to discontinue any further operations of NetCast.

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2000 and January 31, 2000
              (Unaudited)

                                                      April 30,     January 31,
                                                        2000           2000
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                           $   394,103     $   342,207
     Accounts Receivable (net of allowance
      of $37,486 and $37,486 respectively)              103,167         140,484
     Prepaid expenses and other current assets           45,892          44,992
     Subscriptions receivable                            50,000         100,000
                                                    -----------     -----------
                                                        593,162         627,683

FURNITURE AND EQUIPMENT
     Research and Development Equipment                  75,517          74,982
     Office furniture and other equipment                70,982          61,874
                                                    -----------     -----------
                                                        146,499         136,856
     Less: Accumulated Depreciation                     (30,365)        (27,515)
                                                    -----------     -----------
                                                        116,134         109,341

Organizational costs                                     11,126          11,126
      Less: Accumulated Amortization                     (4,904)         (4,569)
                                                    -----------     -----------
                                                          6,222           6,557
OTHER ASSETS
     Capitalized software development costs           1,661,023       1,554,869
     Less accumulated amortization                     (759,283)       (712,776)
                                                    -----------     -----------
                                                        901,740         842,093

                                                    $ 1,617,258     $ 1,585,674
                                                    ===========     ===========

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2000 and January 31, 2000
              (Unaudited)

                                                         April 30,      January 31,
LIABILITIES AND STOCKHOLDERS'                              2000            2000
                                                        -----------     -----------
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                    $    14,783     $    14,783
     Payroll and other taxes payable                         18,910          19,048
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                       57,522          95,692
     Accrued officer compensation                           206,190         206,192
     Deferred Revenues                                       65,558         127,532
                                                        -----------     -----------

                                                            362,963         463,247

     Deferred compensation due officer /shareholders        586,605         586,605

     Minority interest in subsidiary                        581,487         556,604

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      20,791,255 (2000) and 20,505,541 (2000)                20,792          20,170
     Additional paid-in capital, net of deferred
     compensation $41,491 (1999) and $46,449 (2000)       9,090,842       8,886,456
     Accumulated deficit                                 (9,025,431)     (8,927,408)
                                                        -----------     -----------
                                                             86,203         (20,782)

                                                        $ 1,617,258     $ 1,585,674
                                                        ===========     ===========

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
April 30, 2000 and 1999
              (Unaudited)

                                                              Three Months Ended
                                                                   April 30,
                                                             2000             1999
                                                         ------------     ------------
REVENUES
      License fees                                       $     12,485     $     59,724
      Maintenance fees                                         65,820          113,537
      Consulting and Other fees                                 6,699           15,518
                                                         ------------     ------------
              Total revenues                                   85,004          188,779

EXPENSES
      Software development and technical support               88,628           57,192
      Selling and administrative                              155,447          164,598
                                                         ------------     ------------

              Total expenses                                  244,075          221,790
                                                         ------------     ------------

              Income  (loss)  from operations                (159,071)         (33,011)

OTHER INCOME (EXPENSE)
      Other Revenues                                               --               --
      Interest income                                           3,242               --
      Minority share of consolidated subsidiary's loss         41,858
                                                         ------------     ------------

              Total other income                               45,100               --

              Net (loss)                                 $   (113,971)    $    (33,011)
                                                         ============     ============

              Weighted average shares outstanding          20,409,113       18,813,398
                                                         ============     ============

              Income (Loss)  per share                        (a)              (a)
                                                         ============     ============

              (a) less than $.01 per share

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
April 30, 2000 and 1999
              (Unaudited)

                                                                            Three months ended
                                                                                 April 30,
                                                                            2000           1999
                                                                         ----------     ----------
Cash flows from operating activities
      Net (loss)                                                         $ (113,971)    $  (33,011)
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                          49,692         57,596
      Changes in assets and liabilities
              Accounts receivable                                            37,317          7,611
              Prepaid expenses and other current assets                        (900)         3,709
              Accrued payroll                                                    --         19,265
              Payroll and other taxes payable                                  (138)         8,616
              Accounts payable and accrued expenses                         (38,170)       (14,986)
              Accrued officer compensation                                       --         33,333
              Deferred revenues                                             (61,974)       (27,321)
                                                                         ----------     ----------

                     Net cash provided (used) by operating activities      (128,144)        54,812

Cash flows from investing activities
      Capital expenditures                                                   (9,643)
      Capitalized software development costs                               (106,154)       (60,928)
                                                                         ----------     ----------

                     Net cash used in investing activities                 (115,797)       (60,928)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements                     --           (796)
      Amortization of stock grants                                            4,958          2,043
      Minority interest and loss in excess of investments                    40,829          6,725
     Colelction of subscription receivables                                  50,000
      Issuances of capital stock                                            200,050             --
                                                                         ----------     ----------

                     Net cash provided by financing activities              295,837          7,972
                                                                         ----------     ----------

                     NET INCREASE (DECREASE) IN CASH                         51,896          1,856

Cash at beginning of year                                                   342,207         18,420
                                                                         ----------     ----------

Cash at end of period                                                    $  394,103     $   20,276
                                                                         ==========     ==========

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

CAUTIONARY STATEMENT
--------------------

This quarterly report on form 10-QSB contains certain forward-looking statements regarding, among other things, our anticipated financial and operating results and those of our subsidiaries. For this purpose, forward-looking statements are any statements contained in this report that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," " expects," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause our or our subsidiaries' actual results to differ materially from those projected in forward looking statements made by, or on behalf of, us. These factors, many of which are beyond our control or the control of our subsidiaries, include:

     o    Multi Soft's ability to:
          o continue to receive royalties from its existing licensing and consulting arrangements,
          o    develop additional marketable software and technology,
          o    compete with larger, better capitalized competitors and
          o    reverse ongoing liquidity and cash flow problems;

     o    FreeTrek's ability to:
          o support ongoing development and future product enhancements along with requisite testing;
          o    raise sufficient additional funds if needed;
          o    enlist and sustain a sufficient number of sponsors;
          o    sell and sustain  sales of a significant  amount of  advertising;
               and
          o    operate profitably.

Results of Operations
---------------------

Three months ended April 30, 2000 compared to three months ended April 30, 1999
-------------------------------------------------------------------------------

We generated revenues during the three months ended April 30, 2000, the first quarter of our fiscal year ending January 31, 2001, of $85,004 compared to revenues of $188,779 during the first quarter of fiscal 2000. The revenues were generated by our subsidiary, Multi Soft. We believe that this decrease of $103,775, or approximately 55%, was due primarily to a decrease in Multi Soft's revenues from license and maintenance fees. License fee revenues decreased
$47,239, or approximately 79.1%, and maintenance fees decreased $47,717, or approximately 42.0%.

Multi Soft's two traditional principal sources of revenues were license fees and maintenance fees which represented approximately 92.1% or $78,305 of revenues for the three months ended April 30, 2000 and 91.8% or $173,261 of revenues for the three months ended April 30, 1999.

We believe that the decrease in licensing fees was due primarily to a reduction in software sales. We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers.

Our operating expenses were $244,075 for the three months ended April 30, 2000 compared to $221,790 for the comparable three month period of fiscal 2000, an increase of $22,28 or approximately 10%. We believe that the increase was a result of higher levels of software development costs, offset in part by lower levels of selling and administrative costs charged to operations.

We had other income of $45,100 during the first quarter of fiscal 2001 compared to no other income during the first quarter of fiscal 2000. We believe that the increase in other income during the current three month period was primarily due to the addition of minority share of consolidated subsidiary's loss during the first quarter of fiscal 2001, but not during the first quarter of fiscal 2000.

As a result of all of the foregoing, we incurred a net loss for the first quarter of fiscal 2001year of $113,971 compared to a net loss of $33,011 for the first quarter of fiscal 2000, a decrease of $80,960 or approximately 245.3%.

Major Customers
---------------

In the first quarter of fiscal 2000, IBM accounted for 11% of total consolidated revenues. In the first quarter of fiscal 2001, IBM did not account for any revenues. IBM extended its contract with Multi Soft through December 31, 1999; however, IBM has not renewed the contract. The loss of revenues from IBM will have a materially adverse effect on our financial condition. Multi Soft has offset the loss of revenues from IBM with revenues generated from our subsidiary, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products, rent and administrative services. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of our securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by Multi Soft from FreeTrek most likely will decrease and eventually cease.

Although Multi Soft has supplemented its revenues with services provided to FreeTrek, these revenues are eliminated in as a result of the consolidation of the financial statements.

Liquidity and Capital Resources
-------------------------------

At April 30, 2000, we had working capital of $230,199, compared to working capital of $164,436 at January 31, 2000. While we have experienced cash flow problems, this situation has been alleviated by:

     o proceeds from the issuance of stock by our new subsidiary, FreeTrek during fiscal 2000;
     o proceeds from a private placement of our common stock during fiscal 2000; and
     o proceeds from the exercise of an option issued in conjunction with the private placement during fiscal 2000 and the first quarter of fiscal 2001.

Working Capital and Current Ratios were:
----------------------------------------

          Descriptions            April 30, 2000          January 31, 2000
          ----------------------------------------------------------------

          Working capital            $230,199                  $164,436

          Current ratios              1.63:1                   1.36:1

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

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

          None.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Our class A, class B and class C common stock purchase warrants expired on June 1, 2000.

          During the quarter ended April 30, 2000, we issued an aggregate of 571,428 shares of common stock to Noga Investments In Technologies, Ltd., for an aggregate of $200,000 pursuant to the exercise of an option. This option is for the purchase of an aggregate of 857,142 shares of our common stock at the rate of 142,857 shares per month at an exercise price of $0.35 per share. As of June 15, 2000, Noga has exercised an aggregate of 857,142 shares for an aggregate of $300,000. All of these shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MULTI SOLUTIONS, INC.

Date June 16, 2000            By: /s/ Charles J. Lombardo
                                  ---------------------------------------------
                                  Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer