Form 10QSB
period 2000-07-31
MULTI SOLUTIONS INC
filed 2000-09-13
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2000

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

                              Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                                       Outstanding at July 31, 2000
-----------------------                             ----------------------------
Common Stock, par value                                       21,096,969
    $.001 per share

Transitional Small Business Format (check one);  Yes [ ]   No [X]

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of results for the six months and three months ended July 31, 2000.

Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited consolidated financial statements at, and for the fiscal year ended January 31, 2000.

The results for the six and three months ended July 31, 2000 are not necessarily indicative of the results for the entire fiscal year.

We operate primarily through our subsidiaries:

                             Our Approximate
Name of Subsidiary           Percentage Ownership
------------------           --------------------

Multi Soft, Inc.                    51.3%
FreeTrek.Com, Inc.                  53.5%
NetCast, Inc.                       75%

Our financial statements are consolidated with our subsidiaries. In January 2000, we decided to discontinue any further operations of NetCast.

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2000 and January 31, 2000
              (Unaudited)

                                                      July 31,      January 31,
                                                        2000           2000
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                           $   318,110     $   342,207
     Accounts Receivable (net of allowance
     of $37,486 and $37,486 respectively)                55,309         140,484
     Prepaid expenses and other current assets           85,689          44,992
     Subscriptions receivable                              --           100,000
                                                    -----------     -----------
                                                        459,108         627,683

FURNITURE AND EQUIPMENT
     Research and Development Equipment                  75,591          74,982
     Office furniture and other equipment                78,789          61,874
                                                    -----------     -----------
                                                        154,380         136,856
     Less: Accumulated Depreciation                     (33,407)        (27,515)
                                                    -----------     -----------
                                                        120,973         109,341

Organizational costs                                     11,126          11,126
     Less: Accumulated Amortization                      (5,241)         (4,569)
                                                    -----------     -----------
                                                          5,885           6,557
OTHER ASSETS
     Capitalized software development costs           1,681,447       1,554,869
     Less accumulated amortization                     (803,627)       (712,776)
                                                    -----------     -----------
                                                        877,820         842,093

                                                    $ 1,463,786     $ 1,585,674
                                                    ===========     ===========

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31,2000 and January 31, 2000
              (Unaudited)

                                                      July 31,      January 31,
                                                        2000           2000
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                $    14,783     $    14,783
     Payroll and other taxes payable                     18,580          19,048
     Accounts Payable, Accrued expenses and
     other Current Liabilities                           70,914          95,692
     Accrued officer compensation                       197,016         206,192
     Deferred Revenues                                   80,373         127,532
                                                    -----------     -----------
                                                        381,666         463,247

     Deferred compensation due officer /shareholders    586,605         586,605

     Minority interest in subsidiaries                  555,139         556,604

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
     $.001 par value, issued and outstanding
     21,096.969 and 20,505,541 respectively              21,098          20,170
     Additional paid-in capital, net of deferred
     compensation $30,531 and $41.491 respectively    9,201,696       8,886,456
     Accumulated deficit                             (9,282,418)     (8,927,408)
                                                    -----------     -----------
                                                        (59,624)        (20,782)

                                                    $ 1,463,786     $ 1,585,674
                                                    ===========     ===========

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six and Three months ended July 31, 2000 and 1999
              (Unaudited)

                                                         Six Months Ended         Three Months Ended
                                                             July 31,                  July 31,
                                                        2000         1999         2000         1999
                                                     ----------   ----------   ----------   ----------
REVENUES
     License fees                                    $   14,482   $   76,099   $    1,997   $   16,375
     Maintenance fees                                   117,554      231,609       51,734      118,072
     Consulting and Other fees                            9,512       50,304        2,813       34,786
                                                     ----------   ----------   ----------   ----------

          Total revenues                                141,548      358,012       56,544      169,233

EXPENSES
     Software development and technical support         214,857      114,385      126,229       57,193
     Selling and administrative                         367,184      306,422      211,737      141,824
                                                     ----------   ----------   ----------   ----------

          Total expenses                                582,041      420,807      337,966      199,017
                                                     ----------   ----------   ----------   ----------

          Income (loss) from operations                (440,493)     (62,795)    (281,422)     (29,784)

OTHER INCOME (EXPENSE)
     Other Revenues
     Interest income                                      7,223                     3,981
     Minority share of consolidated subsidiary's loss    78,259                    36,401
                                                     ----------   ----------   ----------   ----------

          Total other income                             85,482                    40,382

          Net (loss)                                 $ (355,011)  $  (62,795)  $ (241,040)  $  (29,784)
                                                     ==========   ==========   ==========   ==========

          Weighted average shares outstanding        20,572,888   18,813,398   20,886,943   18,813,398
                                                     ==========   ==========   ==========   ==========

          Income (Loss) per share                        (a)          (a)          (a)          (a)
                                                     ==========   ==========   ==========   ==========

             (a) less than $.01 per share

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 31, 2000 and 1999
              (Unaudited)

                                                                       July 31,
                                                                  2000          1999
                                                               ----------    ----------
Cash flows from operating activities
     Net  (loss)                                               $ (355,011)   $  (62,795)
     Adjustments to reconcile net income  to net cash
       provided by operating activities
     Depreciation and amortization                                 97,415       115,253
     Changes in assets and liabilities
          Accounts receivable                                      85,175       (76,129)
                  Prepaid expenses and other current assets       (40,697)       (2,290)
                  Accrued payroll                                    --          23,284
                  Payroll and other taxes payable                    (468)         (695)
                  Accounts payable and accrued expenses           (24,778)      (30,603)
                  Accrued officer compensation                     (9,176)       38,533
                  Deferred revenues                               (47,159)        8,187

              Net cash provided  (used) by operating activities  (294,699)       12,745

Cash flows from investing activities
          Organizational expenditures                              (6,111)
          Capital expenditures                                    (17,524)
          Capitalized software development costs                 (126,578)     (163,156)
                                                               ----------    ----------

              Net cash used in investing activities              (144,102)     (169,267)

Cash flows from financing activities
     Net repayments under loan and line of credit ageements          --            (796)
     Amortization of stock grants                                  15,918         7,131
     Minority interest and loss in excess of investments           93,758       457,000
     Collection of subscription receivables                       100,000
     Issuances of capital stock                                   205,028          --
                                                               ----------    ----------

              Net cash provided by financing activities           414,704       463,335
                                                               ----------    ----------

              NET INCREASE (DECREASE) IN CASH                     (24,097)      306,813

Cash at beginning of year                                         342,207        18,420
                                                               ----------    ----------

Cash at end of period                                          $  318,110    $  325,233
                                                               ==========    ==========

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

Results of Operations
---------------------

Six months  ended July 31, 2000  compared to Six months  ended July 31, 1999 and
--------------------------------------------------------------------------------
Three months ended July 31, 2000 compared to Three months ended July 31, 1999
-----------------------------------------------------------------------------

We generated revenues during the six months ended July 31,2000, the first six months of our fiscal year ending January 31, 2001 of $141,548 compared to revenues of $358,012 during the first six months of fiscal 2000. The revenues during all these periods were generated by our subsidiary, Multi Soft. We believe that the decrease in revenues of $216,464 or approximately 60.5% was due primarily to a decrease in Multi Soft's three sources of revenues- license, maintenance fees and consulting fees. License fee revenue decreased $61,617, or approximately 81.0%, maintenance fees decreased $114,055, or approximately 49.2%, and consulting and other fees decreased $40,792, or approximately 81.1%.

We generated revenues during the three months ended July 31, 2000, of $56,544 compared to revenues of $169,233 during the second quarter of fiscal 2000. We believe that the decrease of $112,689, or approximately 66.6%, was due primarily to a decrease in Multi Soft's three sources of revenues- license fees, maintenance fees and consulting fees. License fee revenues decreased $14,378, or approximately 87.8%, maintenance fees decreased $66,338, or approximately 56.2%, consulting fees decreased $31,973 or approximately 91.9%.

Multi Soft's two traditional principal sources of revenues were license fees and maintenance fees which represented approximately 93.3% or $132,036 of revenues for the six months ended July 31, 2000 and 85.9% or $307,708 of revenues for the six months ended July 31, 1999. License fees and maintenance fees represented approximately 95.0% or $53,731 of revenues for the three months ended July 31, 2000 and 79.4% or $134,447 for the three months ended July 31, 1999.

We believe that the decrease in licensing fees was due primarily to a reduction in software sales. We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers. We believe that the decrease in consulting and other fees was due to a reduction in consulting projects for non-affiliate customers.

Our operating expenses were $582,041 for the six months ended July 31, 2000 compared to $420,807 for the comparable six month period in fiscal 2000, and increase of $161,234 or approximately 38.3%. Our operating expenses were $337,966 for the three months ended July 31, 2000 compared to $199,017 for the comparable three month period in fiscal 2000, an increase of $138,949 or approximately 69.8%. We believe that the increase was a result of higher levels of software development costs as well as higher levels of selling and administrative costs charged to operations.

We had other income of $85,482 during the first six months of fiscal 2001 compared to no other income during the first six months of fiscal 2000. We had other income of $40,382 during the three months ended July 31, 2000 compared to no income during the comparable three months of fiscal 2000 We believe that the increase in other income during the first six months and the current three month period was primarily due to the addition of minority share of consolidated subsidiaries' losses during the first six months and current three month period of fiscal 2001, but not during the first six months and comparable three month period of fiscal 2000.

As a result of all of the foregoing, we incurred a net loss for the first six months of fiscal 2001 of $350,011 compared to a net loss of $62,795 for the first six months of fiscal 2000, an increase of $292,216 or approximately 465%. We incurred a net loss for the current three month period ended July 31, 2000 of $241,040 compared to a net loss of $29,784 for the three months ended July 31, 1999 an increase of $211,256 or approximately 709%.

Major Customers
---------------

In the first six months of fiscal 2000, IBM accounted for 17% of total consolidated revenues. In the first quarter of fiscal 2001, IBM did not account for any revenues. IBM extended its contract with Multi Soft through December 31, 1999; however, IBM has not renewed the contract. The loss of revenues from IBM will have a materially adverse effect on our financial condition. Multi Soft has offset the loss of revenues from IBM with revenues generated from our subsidiary, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products, rent and administrative services. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of our securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by Multi Soft from FreeTrek most likely will decrease and eventually cease.

Although Multi Soft has supplemented its revenues with services provided to FreeTrek, these revenues are eliminated as a result of the consolidation of the financial statements.

Liquidity and Capital Resources
-------------------------------

At July 31, 2000, we had working capital of $77,442, compared to working capital of $164,436 at January 31, 2000. While we have experienced cash flow problems, this situation has been alleviated by:

     o proceeds from the issuance of stock by our new subsidiary, FreeTrek during fiscal 2000;
     o proceeds from a private placement of our common stock during fiscal 2000; and
     o proceeds from the exercise of an option issued in conjunction with the private placement during fiscal 2000 and the first six months of fiscal 2001.

Working Capital and Current Ratios were:
----------------------------------------

          Descriptions               July 31, 2000          January 31, 2000
          ------------------------------------------------------------------

          Working capital               $77,442                  $164,436

          Current ratios                1.20:1                   1.36:1

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

          During the quarter ended July 31, 2000, we issued an aggregate of 285,714 shares of common stock to Noga Investments In Technologies, Ltd., for an aggregate of $100,000 pursuant to the exercise of an option. This option is for the purchase of an aggregate of 857,142 shares of our common stock at the rate of 142,857 shares per month at an exercise price of $0.35 per share. As of the date hereof, Noga has exercised the entire option for an aggregate of $300,000. All of these shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933.


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

                               MULTI SOLUTIONS, INC.

Date September 11, 2000        By: /s/ Charles J. Lombardo
                                   ------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer