Form 10QSB
period 2000-10-31
MULTI SOLUTIONS INC
filed 2000-12-13
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2000

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

                              Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                                    Outstanding at October 31, 2000
-----------------------                          -------------------------------
Common Stock, par value                                    21,096,969
    $.001 per share

Transitional Small Business Format (check one);  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of results for the nine months and three months ended October 31, 2000.

Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited consolidated financial statements at, and for the fiscal year ended January 31, 2000.

The results for the nine and three months ended October 31, 2000 are not necessarily indicative of the results for the entire fiscal year.

We operate primarily through our subsidiaries:

                             Our Approximate
Name of Subsidiary           Percentage Ownership
------------------           --------------------

Multi Soft, Inc.                    51.3%
FreeTrek.Com, Inc.                  52.9%
NetCast, Inc.                       75%

Our financial statements are consolidated with our subsidiaries. In January 2000, we decided to discontinue any further operations of NetCast.

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2000 and  January 31, 2000
            (Unaudited)

                                                   October 31,      January 31,
                                                      2000             2000
                                                  ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                         $     84,297     $    342,207
     Accounts Receivable (net of allowance
       of $37,486 and $37,486 respectively)             60,344          140,484
     Prepaid expenses and other current assets          57,202           44,992
     Subscriptions receivable                               --          100,000
                                                  ------------     ------------
                                                       201,843          627,683

FURNITURE AND EQUIPMENT
     Research and Development Equipment                 74,982           74,982
     Office furniture and other equipment               80,883           61,874
                                                  ------------     ------------
                                                       155,865          136,856
     Less: Accumulated Depreciation                    (40,312)         (27,515)
                                                  ------------     ------------
                                                       115,553          109,341

Organizational costs                                    11,126           11,126
      Less: Accumulated Amortization                    (5,576)          (4,569)
                                                  ------------     ------------
                                                         5,550            6,557
OTHER ASSETS
     Capitalized software development costs          1,706,913        1,554,869
     Less accumulated amortization                    (847,971)        (712,776)
                                                  ------------     ------------
                                                       858,942          842,093

                                                  $  1,181,888     $  1,585,674
                                                  ============     ============

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2000 and January 31, 2000
(Unaudited)

                                                          October 31,      January 31,
                                                             2000             2000
                                                         ------------     ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                     $     14,783     $     14,783
     Payroll and other taxes payable                           18,018           19,048
     Accounts Payable, Accrued  expenses and
       other Current Liabilities                               80,294           95,692
     Accrued officer compensation                             187,842          206,192
     Deferred Revenues                                         64,800          127,532
                                                         ------------     ------------

                                                              365,737          463,247

     Deferred compensation due officer / shareholders         586,605          586,605

     Minority interest in subsidiaries                        535,426          556,604

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
       $.001 par value, issued and outstanding
       21,096,969 and 20,505,541 respectively                  21,098           20,170
     Additional paid-in capital, net of deferred
       compensation $21,613 and  $41,491 respectively       9,210,614        8,886,456
     Accumulated deficit                                   (9,537,592)      (8,927,408)
                                                         ------------     ------------
                                                             (305,880)         (20,782)

                                                         $  1,181,888     $  1,585,674
                                                         ============     ============

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine and Three months ended October 31, 2000 and 1999
           (Unaudited)

                                                                 Nine Months Ended               Three Months Ended
                                                                    October 31,                       October 31,
                                                              2000             1999             2000             1999
                                                          ------------     ------------     ------------     ------------
REVENUES
      License fees                                        $     34,337     $     94,284     $     19,855     $     18,185
      Maintenance fees                                         120,101          357,901            2,547          126,292
      Consulting and Other fees                                 38,780          110,902           29,268           60,598
                                                          ------------     ------------     ------------     ------------

           Total revenues                                      193,218          563,087           51,670          205,075

EXPENSES
      Software development and technical support               315,712          171,178          100,855           56,793
      Selling and administrative                               619,077          458,838          251,893          152,416
                                                          ------------     ------------     ------------     ------------

           Total expenses                                      934,789          630,016          352,748          209,209
                                                          ------------     ------------     ------------     ------------

           (Loss)  from operations                            (741,571)         (66,929)        (301,078)          (4,134)

OTHER INCOME (EXPENSE)
      Interest income                                            9,718                             2,495
      Minority share of consolidated subsidiary's loss         121,669                            43,410
                                                          ------------     ------------     ------------     ------------

           Total other income                                  131,387                            45,905

           Net (loss)                                     $   (610,184)    $    (66,929)    $   (255,173)    $     (4,134)
                                                          ============     ============     ============     ============

           Weighted average shares outstanding              20,786,006       18,813,398       21,096,969       18,813,398
                                                          ============     ============     ============     ============

           Income (Loss) per share                             (a)              (a)              (a)              (a)
                                                          ============     ============     ============     ============

           (a) less than $.01 per share

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended October 31, 2000 and 1999
           (Unaudited)

                                                                            Nine months ended
                                                                               October 31,
                                                                          2000             1999
                                                                      ------------     ------------
Cash flows from operating activities
      Net (loss)                                                      $   (610,184)    $    (66,929)
      Adjustments to reconcile net income to net cash
        provided by operating activities
      Depreciation and amortization                                        148,999          172,656
      Changes in assets and liabilities
           Accounts receivable                                              80,140          (88,002)
           Prepaid expenses and other current assets                       (12,210)          (2,290)
           Accrued payroll                                                      --           18,359
           Payroll and other taxes payable                                  (1,030)          (7,188)
           Accounts payable and accrued expenses                           (15,398)         (29,152)
           Accrued officer compensation                                    (18,350)          43,333
           Deferred revenues                                               (62,732)         (18,795)
                                                                      ------------     ------------

                  Net cash provided (used) by operating activities        (496,796)          21,992

Cash flows from investing activities
      Capital expenditures                                                 (19,009)
      Capitalized software development costs                              (152,044)        (206,784)
                                                                      ------------     ------------

                  Net cash used in investing activities                   (171,053)        (206,784)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements                    --             (796)
      Amortization of stock grants                                          24,836               --
      Minority interest and loss in excess of investments                   74,044          493,982
      Collection of subscription receivables                               100,000
      Issuances of capital stock                                           205,028           18,546
                                                                      ------------     ------------

                  Net cash provided by financing activities                409,939          511,732
                                                                      ------------     ------------

                  NET INCREASE (DECREASE) IN CASH                         (257,910)         326,940

Cash at beginning of year                                                  342,207           18,420
                                                                      ------------     ------------

Cash at end of period                                                 $     84,297     $    345,360
                                                                      ============     ============

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

Results of Operations
---------------------

Nine months ended  October 31, 2000  compared to Nine months  ended  October 31,
--------------------------------------------------------------------------------
1999 and Three  months  ended  October 31, 2000  compared to Three  months ended
--------------------------------------------------------------------------------
October 31, 1999
----------------

We generated revenues during the nine months ended October 31, 2000, the first nine months of our fiscal year ending January 31, 2001, of $193,218 compared to revenues of $563,087 during the first nine months of fiscal 2000. The revenues during all these periods were generated by our subsidiary, Multi Soft. We believe that the significant decrease in revenues of $369,869 or approximately 65.7% was due primarily to a decrease in Multi Soft's three sources of revenues-license fees, maintenance fees and consulting fees. License fee revenue decreased $59,947, or approximately 63.6%, maintenance fees decreased $237,800, or approximately 66.4%, and consulting and other fees decreased $72,122, or approximately 65.0%.

We generated revenues during the three months ended October 31, 2000, of $51,670 compared to revenues of $205,075 during the third quarter of fiscal 2000. We believe that the decrease of $153,405 or approximately 74.8%, was due primarily to a decrease in Multi Soft's revenues from maintenance fees and consulting fees, offset in part by an increase in license fees. License fee revenues increased $1,670, or approximately 9.2%, maintenance fees decreased $123,745, or approximately 98.0%, consulting fees decreased $31,330 or approximately 51.7%.

Multi Soft's two traditional principal sources of revenues were license fees and maintenance fees which represented approximately 80.0% or $154,438 of revenues for the nine months ended October 31, 2000 and 80.0% or $452,185 of revenues for the nine months ended October 31, 1999. License fees and maintenance fees represented approximately 43.4% or $22,402 of revenues for the three months ended October 31, 2000 and 70.5% or $144,477 for the three months ended October 31, 1999.

We believe that the overall decrease in licensing fees was due primarily to a reduction in software sales. We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers. We believe that the decrease in consulting and other fees was due to a reduction in consulting projects for non-affiliate customers.

See the discussion below under "Major Customers."

Our operating expenses were $934,789 for the nine months ended October 31, 2000 compared to $630,016 for the comparable nine month period in fiscal 2000, an increase of $304,773 or approximately 48.4%. Our operating expenses were $352,748 for the three months ended October 31, 2000 compared to $209,209 for the comparable three month period in fiscal 2000, an increase of $143,539 or approximately 68.6%. We believe that the increase was a result of higher levels of software development costs related to Multi Soft's consulting and new product development as well as higher levels of selling and administrative costs charged to operations.

We had other income of $131,387 during the first nine months of fiscal 2001 compared to no other income during the first nine months of fiscal 2000. We had other income of $45,905 during the three months ended October 31, 2000 compared to no other income during the comparable three months of fiscal 2000. We believe that the increase in other income during the first nine months and the current three month period was primarily due to the addition of minority share of consolidated subsidiaries' losses during the first nine months and current three month period of fiscal 2001, but not during the first nine months and comparable three month period of fiscal 2000.

As a result of all of the foregoing, we incurred a net loss for the first nine months of fiscal 2001 of $610,184 compared to a net loss of $66,929 for the first nine months of fiscal 2000, an increase of $543,255. We incurred a net loss for the current three month period ended October 31, 2000 of $255,173 compared to a net loss of $4,134 for the three months ended October 31, 1999 an increase of $251,039.

Major Customers
---------------

In the first nine months of fiscal 2000, IBM accounted for 16.2% of total consolidated revenues. During fiscal 2001, IBM has not accounted for any revenues. The loss of revenues from IBM has had a materially adverse effect on our financial condition. Multi Soft has offset the loss of revenues from IBM with revenues generated from our subsidiary, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products, rent and administrative services. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of our securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by Multi Soft from FreeTrek most likely will decrease and eventually cease.

Although Multi Soft has supplemented its revenues with services provided to FreeTrek , these revenues are eliminated as a result of the consolidation of the financial statements.

Liquidity and Capital Resources
-------------------------------

At October 31, 2000, we had a negative working capital position of ($163,894), compared to working capital of $164,436 at January 31, 2000. While we have experienced cash flow problems, this situation has been partially alleviated by:

     o proceeds from the issuance of stock by our subsidiary, FreeTrek during fiscal 2000 and fiscal 2001;
     o proceeds from a private placement of our common stock during fiscal 2000; and
     o proceeds from the exercise of an option issued in conjunction with the private placement during fiscal 2000 and the first six months of fiscal 2001.

Working Capital and Current Ratios were:
----------------------------------------

     Descriptions             October 31, 2000         January 31, 2000
     ------------------------------------------------------------------

     Working capital             ($163,894)                 $164,436

     Current ratios                 .55:1                   1.36:1

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

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

          None.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Subsequent to the end of our third quarter, we issued to an investor two year common stock purchase options to purchase an aggregate of 250,000 shares of common stock at $.40 per share and to purchase an additional 250,000 shares of common stock at $.60 per share. These Options were issued to the investor in conjunction with the investor's investment in our subsidiary, FreeTrek. The options were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933.

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


                               MULTI SOLUTIONS, INC.

Date December 11, 2000         By: /s/ Charles J. Lombardo
                                   ------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer