Form 10KSB40
period 2001-01-31
MULTI SOLUTIONS INC
filed 2001-05-15
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2001
                                       OR
            [ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12162
                   ---------

                              MULTI SOLUTIONS, INC
                 ----------------------------------------------
                 (Name of Small business issuer in its charter)


           New Jersey                                    22-2418056
           ----------                       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         4262 US Route 1, Monmouth Junction, New Jersey      08852
         -----------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

Issuer's telephone number    (732) 329-9200
                           ------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Issuer's consolidated revenues for the fiscal year ended January 31, 2001 were: $285,641.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($0.16) and ($0.13) bid price of such stock, as of May 11, 2001 is $2,131,711 based upon $0.145 multiplied by the 14,701,454 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 11, 2001, is 21,096,969 shares, all of one class of $.001 par value Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                              MULTI SOLUTIONS, INC.
                                   Form 10-KSB
                           Year Ended January 31, 2001

                                Table of Contents
                                                                            Page
                                                                            ----

PART I.........................................................................1

ITEM 1.  BUSINESS..............................................................1

DEFINITIONS:...................................................................6

ITEM 2.  PROPERTIES............................................................8

ITEM 3.  LEGAL PROCEEDINGS.....................................................9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9

PART II.......................................................................10

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..................................................10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................11

ITEM 7.  FINANCIAL STATEMENTS.................................................13

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES............................................14

PART III......................................................................15

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................15

ITEM 10. EXECUTIVE COMPENSATION...............................................17

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......19

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................20

PART IV.......................................................................20

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................20

SIGNATURES....................................................................22

SUPPLEMENTAL INFORMATION                                                      23

FINANCIAL STATEMENTS                                                          F1

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS.
          ------------------------

GENERAL
-------

     During our fiscal year ended January 31, 2001, we :

     o    supported, our subsidiary, Multi Soft, Inc; and

     o    supported   our   subsidiary,   FreeTrek,   Inc.,   to  market  a  new
          software-based tool and promotion program for tapping into the marketing communications potential of the internet - FreeTrek is offering major marketers the opportunity to communicate one-to-one with carefully defined private networks of their most valuable customers.

     The operations of Multi Soft and FreeTrek are discussed below.

                                MULTI SOFT, INC.
                                ----------------

     We incorporated Multi Soft in January 1985 as a wholly owned subsidiary. As of the date of this report, we own approximately 51.3% of Multi Soft.

     Multi  Soft   produces,   markets  and   maintains   three   communications
front-ending, client-server and cooperative processing technologies called:

     o COMRAD, which stands for Component Object Model Rapid Application Development, for 32 bit Windows 95, 98, and NT;
     o The Windows Communications LibraryTM, commonly referred to as WCL, for Windows 3x, 95, 98 and NT; and
     o    INFRONT for DOS.

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

     INTEGRITY CONTROL AND DISTRIBUTION MANAGEMENT allows companies to use their mainframe system as a central location to manage the integrity of the work station logic and distribute new version releases. In production client-server applications it is important to ensure that the programs, files and data residing on the PC are correct before the user starts the application. When changes are made to the workstation logic, the host also can be used to manage the distribution of these changes. WCL's WCL/Software Distribution Option, commonly referred to as WCL/SDO, supports integrity control and distribution management.

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

     CONTRACT TECHNICAL CONSULTING SERVICES include services related to the technical expertise of Multi Soft's staff. In the past, Multi Soft has provided technical consulting services on a contract basis to our subsidiary, NetCast, Inc. and it currently is providing technical consulting services on a contract basis to our subsidiary, FreeTrek. Multi Soft hopes to provide such services to unaffiliated companies as well.

CLIENTS
-------

     Multi Soft's past and current client base spans over 40,000 users throughout approximately 125 Fortune 500 companies. Customers that have licensed Multi Soft's products include*:

     o    American Cyanamid,                 o    EDS,
     o    Bell Atlantic,                     o    Exxon,
     o    ITT Hartford,                      o    General Electric,
     o    Honda,                             o    Hilton,
     o    Con Edison,                        o    Lever Brothers,
     o    Hoechst,                           o    Teachers Insurance,
     o    American International Group,      o    Chicago Northwestern and
     o    Ciba Geigy,                        o    US West Business.
     o    Comdisco,

------------------------
* We cannot confirm which of these clients is actively using Multi Soft's products.

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

     Since fiscal 1994, IBM has represented a significant percentage of Multi Soft's revenues. The loss of revenues from IBM will have a materially adverse effect on our financial condition. However, we have offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. For more details about the effect of the loss of IBM as a customer, see the discussion in Part II. Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations." For more details about the business of FreeTrek, see the discussion below under the caption "FreeTrek, Inc."

                                 FREETREK, INC.

     We formed FreeTrek, Inc. as FreeTrek.Com, Inc. under the laws of the state of New Jersey in April 1999. At present, we own approximately 52% of FreeTrek's issued and outstanding shares of common stock. The balance is held by private investors who provided services and cash to fund the initial software development and other start-up activities.

     FreeTrek is a business to business to consumer affinity group service company, commonly referred to as a B2B2C affinity group service company, that markets its products and services to businesses, referred to as sponsors, that want to create an Internet community of their current and future customers. We refer to this as a virtual private community or VPC. FreeTrek's program, is a complete turnkey service for a sponsor which creates and maintains the sponsor's VPC on the Internet. We have not made any sales to date.

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

     3. FREETREK.COM(TM) PROGRAM - The FreeTrek.Com(TM) Program is an Affinity Group "Opt-in Permission Marketing" service offered to sponsors that want to create a VPC. The FreeTrek.Com(TM) Program, is a complete turnkey service for a sponsor which creates and maintains the sponsor's VPC on the Internet.

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

     During  the  fiscal  year  ended   January  31,   2000,   FreeTrek   raised
approximately $621,000 in gross proceeds in a private offering of its securities. During the fiscal year ended January 31, 2001, FreeTrek raised approximately $325,000 in cash and approximately $212,500 in marketable securities from private offerings of its securities. FreeTrek is using these proceeds to continue to develop and to market its products and services.

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

Item 2.   Description of Properties
          -------------------------

     We use Multi Soft's facilities, at no charge, consisting of approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852, which Multi Soft leases from C&S Consulting, Inc., a company owned by our Chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and is terminable at any time on three months notice. Monthly rent was increased from $5,200 to $5,600 beginning in November 1999. Multi Soft is responsible for all utilities.

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

Tax Liens
---------

     Certain  federal,   state  taxes,   interest,   and  penalties  aggregating
approximately $13,000 remain unpaid at January 31, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended January 31, 2001.

                                     PART II
                                     -------

Item 5.   Market for Common Equity and Related Stockholder Matters.
           --------------------------------------------------------

     (a)   Market   Information   --  Our   Common   Stock  is   traded  in  the
over-the-counter  market,  and are  quoted on The OTC  Bulletin  Board  (symbol:
"MULT").

     The following tables set forth the range of high and low closing bid prices for the our Common Stock on a quarterly basis for the past two fiscal years as reported by the Pink Sheets LLC (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions).

                                   Bid Prices
                                   ----------

     Period - Fiscal Year 2000                            High          Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 19998                 .38           .22
     Second Quarter ending July 31, 19998                 .25           .16
     Third Quarter ending October 31, 1999                .22           .14
     Fourth Quarter ending January 31, 2000               .57           .14

     Period - Fiscal Year 2001                            High          Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 2000                  2.75          .48
     Second Quarter ending July 31, 2000                  .79           .45
     Third Quarter ending October 31, 2000                .85           .25
     Fourth Quarter ending January 31, 2001               .44           .10

     (b) Holders -- There were approximately 802 holders of record of our common stock as of May 9, 2001, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends upon our common stock in the foreseeable future.

Issuances of Common Stock
-------------------------

     We did not issue any securities during the last quarter of the year ended January 31, 2001 and all prior issuances during that fiscal year were reported in our quarterly reports on form 10-QSB.

Item 6.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Fiscal Year Ended  January 31,  2001  Compared to Fiscal Year Ended  January 31,
--------------------------------------------------------------------------------
2000
----

     We generated revenues for the fiscal year ended January 31, 2001 of $285,641 compared to revenues of $630,362 in fiscal year 2000.The revenues during these periods were generated by our subsidiary, Multi Soft. We believe that the decrease of $344,721, or approximately 54.7%, was due primarily to a decrease in Multi Soft's license and maintenance fees offset in part by increases in consulting fees. License fee revenue decreased $91,356 or approximately 51.6%, and maintenance fees decreased $307,524, or approximately 69.1%. Consulting and other fees increased $54,159 or approximately 654.8%.

     Multi Soft's two traditional principal sources of revenues were license fees and maintenance fees which represented approximately 78.2% or $223,211 of revenues in fiscal 2001 and 98.7% or $622,091 of revenues in fiscal 2000.

     We believe that the decrease in license fees was due primarily to a reduction in software sales. We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers. We believe that the increase in consulting and other fees was due to an increase in consulting projects for non-affiliate customers.

     Our operating expenses were $1,042,359 in the fiscal year ended January 31, 2001 compared to $748,401 in the fiscal year ended January 31, 2000 an increase of $293,958 or 39.3%. We believe that the increase was the result of higher selling and administrative costs offset in part by lower levels of software development costs charged to operations for the fiscal year ended January 31, 2001.

     We had other income of $156,891 in the fiscal year ended January 31, 2001 compared to other income of $77,982 in the fiscal year ended January 31, 2000, an increase of $78,909 or 101.2%. We believe that the increase in other income during the fiscal year ended January 31, 2001 was primarily due to the addition of minority share of consolidated subsidiary's loss during the fiscal year ended January 31, 2001 compared to fiscal 2000.

     As a result of all the foregoing, we incurred a net loss in the fiscal year ended January 31, 2001 of $599,827 compared to a net loss of $127,519 for the fiscal year ended January 31, 2000, an increase of $472,308.

Major Customer
--------------

     In fiscal 2001, no individual customer accounted for a significant portion of our revenues. In fiscal 2000, IBM accounted for 14% of our total consolidated revenues. IBM extended its contract with Multi Soft through December 31, 1999; however, IBM has not renewed the contract. The loss of revenues from IBM will have a materially adverse effect on our financial condition. Multi Soft has offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of our securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by Multi Soft from FreeTrek most likely will decrease and eventually cease. For more details about Multi Soft's contract with IBM, see the discussion in Part I. Item 1. "Description of Business."

Liquidity and Capital Resources
-------------------------------

     At January 31, 2001, we had a working capital deficiency of ($121,670) and continue to experience cash flow problems. In fiscal year 2001, we received proceeds from a private placement of our common stock and the exercise of an option issued in conjunction with the private placement. In addition our subsidiary, Freetrek, received proceeds from a private placement of its shares.

Working Capital and Current Ratios were:
----------------------------------------

     Descriptions                     January 31, 2001      January 31, 2000
     -----------------------------------------------------------------------

     Working capital (deficiency)        ($121,670)               $164,436

     Current ratios                         .73:1                  1.36:1

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

                     MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2001

                                      INDEX

                                                                          Page #
                                                                          ------

     Report of Independent Certified Public Accountant                        F1

     Consolidated Balance Sheets - January 31, 2001 and 2000                  F2

     Consolidated Statements of Operations for Each of the Two Years in the
     Period Ended  January 31, 2001                                           F4

     Consolidated Statements of Changes in Stockholders' Deficiency for
     Each of the Two Years in the Period Ended January 31, 2001               F5

     Consolidated Statements of Cash Flows for Each of the Two Years
     in the Period Ended January 31, 2001                                     F6

     Notes to Financial Statements                                            F7

Schedules
---------

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

     A summary of the business experience for each of our officers and directors is as follows:

     CHARLES J. LOMBARDO, age 58, has been our Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Treasurer since August 1982. He has been Multi Soft's Chief Executive Officer, Chief Financial Officer and Treasurer since January 1985. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute (1964), a Master of Science degree in Physics from Northeastern University (1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 60, has been our Executive Vice President and Secretary and a member of our Board of Directors since January 1982. She has been Executive Vice President, Secretary and a Director of Multi Soft since
January 1985. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology.

     LARRY SPATZ, age 58, has been a member of our Board of Directors since July 1989, and a director of Multi Soft since May 1986. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

     GEORGE MANSUR, JR., age 71, has been a member of our Board of Directors since March 1982. Since March, 1984, Mr. Mansur also has been Chairman of ALG Corp. and Chairman of Auto Loan Guarantee Company, as well as President of National Benefit Services Corp. and Executive Vice President of Benefit Services Group, Ltd. Since January 1981, Mr. Mansur has been an officer of Petro-Art Ltd., an inactive publicly owned New Jersey corporation. From 1971 to 1976, he was President of Benefit Communications, Corp. From 1977 to 1978, he was marketing director of Commercial Credit Corp., and in 1979 and 1980, he was an officer of Coronet Graphics, Ltd. and Agri Parogram, Ltd. Mr. Mansur is a Charter Member of the International Association of Financial Planners.

     DR. JAMES J. KAPUT, age 59, has been a member of our Board of Directors since July 1989. He has been a Professor of Mathematics at Southern Massachusetts University since 1968. Since 1986, he also has been a Research Associate at Harvard University. Dr. Kaput received a B.S. Degree in Mathematics from Worcester Polytechnic Institute in 1964 and a Ph.D. in Mathematics from Clark University in 1968.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 2001.

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

------------------------------------------------------------------------------------------------------------------
                          ANNUAL COMPENSATION                                 LONG TERM COMPENSATION
------------------------------------------------------------   ---------------------------------------------------
                                                                         AWARDS                 PAYOUTS
------------------------------------------------------------   -----------------------     -----------------------
NAME &          FISCAL    SALARY ($)    BONUS   OTHER ANNUAL     RESTRICTED    OPTIONS      LTIP       ALL OTHER
PRINCIPLE        YEAR                    ($)    COMPENSATION    STOCK AWARD      SARS      PAYOUTS    COMPENSATION
POSITION                                             ($)            ($)                      ($)           ($)
------------------------------------------------------------------------------------------------------------------
CHARLES J.       2001      $50,000       $0     (B) $ 4,167          $0           $0         $0            $0
LOMBARDO CEO     2000      $54,167       $0     (B) $16,700          $0           $0         $0            $0
                 1999      $12,500       $0     (A) $34,550          $0           $0         $0            $0
------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY    2001      $54,167       $0              $0          $0           $0         $0            $0
EXEC. V.P.       2000      $54,167       $0              $0          $0           $0         $0            $0
                 1999      $25,000       $0     (C) $16,000          $0           $0         $0            $0
------------------------------------------------------------------------------------------------------------------

(A)  Consisting of $19,950 in consulting fees and common stock valued at $14,600
(B)  Consulting fees
(C)  Common stock valued at $16,000

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

----------------------------------------------------------------------------------------------------------
NAME                 OPTIONS/SARS      PERCENT OF TOTAL OPTIONS/SARS        EXERCISE OR BASE    EXPIRATION
                        GRANTED     GRANTED TO EMPLOYEES IN FISCAL YEAR       PRICE ($/SH)         DATE
----------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO       -0-                     -                                 -                -
----------------------------------------------------------------------------------------------------------
MIRIAM JARNEY             -0-                     -                                 -                -
----------------------------------------------------------------------------------------------------------

     The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------------------
                                                               NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                    SHARES         VALUE      UNDERLYING UNEXERCISED       IN-THE-MONEY
                                 ACQUIRED ON     REALIZED         OPTIONS/SARS AT          OPTIONS/SARS
NAME                             EXERCISE (#)       ($)              FY-END (#)            AT FY-END ($)
-----------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                   -0-           -0-                  -0-                    -0-
-----------------------------------------------------------------------------------------------------------
MIRIAM JARNEY                         -0-           -0-                  -0-                    -0-
-----------------------------------------------------------------------------------------------------------

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

     Through fiscal 1997, Mr. Lombardo and Ms. Jarney accrued a portion of their Multi Soft salaries. The balance due between both officers as of January 31, 2001, on a consolidated basis, is $774,447 including deferred increases of $586,605. Since fiscal 1999, Mr. Lombardo and Ms. Jarney have relinquished that portion of their annual compensation that was owed but not paid for fiscal 1998 through fiscal 2000.

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

-------------------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                            AMOUNT AND NATURE OF     PERCENT OF CLASS (1)
                                                                     BENEFICIAL
                                                                     OWNERSHIP
-------------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                                                4,389,272 (2)                20.8%
CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER,
CHIEF FINANCIAL OFFICER, & TREASURER
1511 LAURIE LANE, YARDLEY, PA  19067
-------------------------------------------------------------------------------------------------------------
MIRIAM G. JARNEY                                                   1,989,100 (3)                 9.4%
EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR
21 DOERING WAY, CRANFORD, NJ  07106
-------------------------------------------------------------------------------------------------------------
LARRY SPATZ                                                            0 (4)                     0.0%
DIRECTOR
3175 COMMERCIAL AVE., SUITE 222
NORTHBROOK, IL  60062
-------------------------------------------------------------------------------------------------------------
JAMES J. KAPUT, PHD.                                                   10,000                     **
DIRECTOR
473 CHASE ROAD, N. DARTMOUTH, MA 02747
-------------------------------------------------------------------------------------------------------------
GEORGE E. MANSUR, JR.                                                  7,143                      **
DIRECTOR
1413 STATE RD., PHOENIXVILLE, PA  19460
-------------------------------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (5 PERSONS)        6,395,515 (4)                 30.3%
-------------------------------------------------------------------------------------------------------------

**   Less than one percent.

(1)  Based upon 21,096,969 shares of common stock outstanding on May 9, 2001.

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

                                     PART IV
                                     -------

Item 13.  Exhibits and Reports on Form 8-K.
          ---------------------------------

Exhibits
--------

 3.a      Certificate of Incorporation (1)
 3.b      By-Laws (1)
 4.a      Specimen Common Stock (1)
 4.b      Class A Warrant (1)
 4.c      Class B Warrant (1)
 4.d      Class C Warrant (4)
 10.a     Our Employment Agreement with Charles J. Lombardo (5)
 10.b     Multi Soft Employment Agreement with Charles J. Lombardo (5)
 10.c     Multi Soft Employment Agreement with Miriam G. Jarney(5)
 10.d     Licensing Agreement with Widow, Inc. (6)
 10.e     Agreements with IBM (2)
 10.f Copy of Non-Qualified Stock Option Plan, Stock Grant Program and Employee Incentive Stock Option Plan (3)
 10.g     Amendments to Non-Qualified Stock Option and Stock Grant Program (4)
 21.      List of Subsidiaries (7)

-------------------------

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

7. Previously filed as an Exhibit to our Form 10-KSB for the fiscal year ended January 31, 2000 as filed with the Commission on or about May 15, 2000, under SEC File No. 0-12162, and incorporated herein by reference.

Reports of Form 8-K
-------------------

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MULTI SOLUTIONS, INC.


Dated: May 11, 2001                     By: /S/ Charles J. Lombardo
                                            ------------------------
                                            Chief Executive Officer,
                                            Chief Financial Officer
                                            and Secretary-Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                                   DATE


/S/ Charles J. Lombardo                                             May 11, 2001
--------------------------
Charles J. Lombardo         Chairman of the Board of Directors,
                            Chief Executive Officer, Chief Financial
                            Officer and Secretary-Treasurer
                                                                    May 11, 2001
/S/ Miriam Jarney
--------------------------
Miriam Jarney               Executive Vice President, and Director

/S/ Larry Spatz                                                     May   , 2001
--------------------------
Larry Spatz                 Director


 .                                                                   May   , 2001
--------------------------
James Kaput, PhD.           Director


                                                                    May   , 2001
--------------------------
George E. Mansur, Jr.       Director

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

                                 Not Applicable.

                               STEWART W. ROBINSON
                           CERTIFIED PUBLIC ACCOUNTANT
                         70-09 AUSTIN STREET, SUITE 206
                             FOREST HILLS, NY 11375
                                TEL: 718 793-0500
                                FAX: 718 793-7529

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------

To the Board of Directors
MULTI SOLUTIONS, INC.

I have audited the accompanying consolidated balance sheets of MULTI SOLUTIONS, INC. AND SUBSIDIARIES as of January 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MULTI SOLUTIONS, INC. AND SUBSIDIARIES as of January 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as going concerns. As discussed in Note A to the financial statements, the Company and its subsidiaries suffered losses from operations and have working capital deficiencies, raising substantial doubt about their ability to continue as going concerns. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

STEWART W. ROBINSON

New York, New York
April 25, 2001

                                      -F1-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2001 and 2000

                                                                              2001             2000
                                                                          ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                                                 $     22,846     $    342,207
     Accounts Receivable (net of allowance for doubtful
      accounts of  $49,412 and $37,486 for 2001 and 2000 respectively)         111,099          140,484
     Prepaid expenses and other current assets                                  22,641           44,992
     Marketable securities-at cost                                             168,000               --
     Subscriptions receivable                                                       --          100,000
                                                                          ------------     ------------
                                                                               324,586          627,683

FURNITURE AND EQUIPMENT
     Research and Development Equipment & Software                              24,982           74,982
     Office furniture and other equipment                                       84,590           61,874
                                                                          ------------     ------------
                                                                               109,572          136,856
     Less: Accumulated Depreciation                                            (45,172)         (27,515)
                                                                          ------------     ------------
                                                                                64,400          109,341

Organizational costs                                                            11,126           11,126
     Less: Accumulated Amortization                                             (5,912)          (4,569)
                                                                          ------------     ------------
                                                                                 5,214            6,557
OTHER ASSETS
     Capitalized software development costs                                  1,959,008        1,554,869
     Less accumulated amortization                                            (892,588)        (712,776)
                                                                          ------------     ------------
                                                                             1,066,420          842,093


                                                                          $  1,460,620     $  1,585,674
                                                                          ============     ============

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F2-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2001 and 2000

LIABILITIES AND STOCKHOLDERS'                          2001            2000
                                                   ------------    ------------
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                               $     14,783    $     14,783
     Payroll and other taxes payable                     18,497          19,048
     Accounts Payable                                   119,920          95,692
     Accrued officer compensation                       187,842         206,192
     Deferred Revenues                                  105,214         127,532
                                                   ------------    ------------
                                                        446,256         463,247


DEFERRED COMPENSATION DUE OFFICERS/SHAREHOLDERS         586,605         586,605

MINORITY INTEREST IN SUBSIDIARY                         714,364         556,604

COMMITMENTS AND CONTINGENCIES -- Note F

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
      $.001 par value, issued and outstanding            21,098          20,170
     21,096,969 (2001) and 20,169,827 (2000)
     Additional paid-in capital,                      9,219,532       8,886,456
     Accumulated deficit                             (9,527,235)     (8,927,408)
                                                   ------------    ------------
                                                       (286,605)        (20,782)

                                                   $  1,460,620    $  1,585,674
                                                   ============    ============

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F3-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 31, 2001 and 2000

                                                                2001             2000
                                                            ------------     ------------
REVENUES
      License fees                                          $     85,743     $    177,099
      Maintenance fees                                           137,468          444,992
      Consulting and Other fees                                   62,430            8,271
                                                            ------------     ------------
            Total revenues                                       285,641          630,362


EXPENSES
      Software development and technical support                 189,648          248,944
      Selling and administrative                                 852,711          499,457
                                                            ------------     ------------

            Total expenses                                     1,042,359          748,401
                                                            ------------     ------------

            (Loss)  from operations                             (756,718)        (118,039)

OTHER INCOME (EXPENSE)
      Interest/capital gain income (expense)                      12,649            3,589
      Minority share of consolidated subsidiary's loss           144,242           74,393
                                                            ------------     ------------
            Total other income                                   156,891           77,982

            Income (loss) before discontinued operations        (599,827)         (40,057)

     Loss from operations of discontinued subsidiary                  --          (87,462)
                                                            ------------     ------------

            Net (loss)                                      ($   599,827)    ($   127,519)
                                                            ============     ============


            Weighted average shares outstanding               20,779,754       19,527,207
                                                            ============     ============


            Income (loss) per share                         ($      0.03)             (a)
                                                            ============     ============

            (a) less then $.01 per share

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F4-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY


Years ended January 31, 2001 and 2000                                                    Total                          Total
                                                Common Stock             paid-in      Accumulated      Deferred      stockholders
                                            Shares         Amount        capital        deficit      Compensation     deficiency
                                         -----------    -----------    -----------    -----------     -----------     -----------

Balance at January 31, 1999               18,813,398    $    18,814    $ 8,681,760    ($8,845,000)    ($   20,564)    ($  164,990)

Issuance of restricted common stock        1,356,429          1,356        251,145                    ($   52,500)        200,001

Addition to Minority Interest used to
reduce loss absorbed at %100                                                               45,111              --          45,111

Amortization of stock grants                                                                               26,615          26,615

Net loss                                                                                 (127,519)                       (127,519)
                                         -----------    -----------    -----------    -----------     -----------     -----------


Balance at January 31, 2000               20,169,827         20,170      8,932,905     (8,927,408)        (46,449)        (20,782)

Issuance of restricted common stock           70,000             70            180                             --             250

Issuance of common stock                     857,142            857        299,143                                        300,000

Amortization of stock grants                                                                               33,754          33,754

Net loss                                                                                 (599,827)                       (599,827)

                                         -----------    -----------    -----------    -----------     -----------     -----------

Balance at January 31, 2001               21,096,969    $    21,097    $ 9,232,228    $(9,527,235)    $   (12,695)    ($  286,605)
                                         ===========    ===========    ===========    ===========     ===========     ===========

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F5-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended January 31, 2001 and 2000

                                                                    2001           2000
                                                                 ----------     ----------
Cash flows from operating activities
      Net Income (loss)                                          ($ 599,827)    $ (127,519)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities

      Depreciation and amortization                                 198,812        243,280

      Changes in assets and liabilities
            Accounts receivable                                      29,385         (8,168)
            Prepaid expenses and other current assets                22,351        (31,607)
            Accrued payroll                                              --         14,783
            Payroll and other taxes payable                            (551)          (432)
            Note Payable                                                 --         (6,565)
            Accounts payable and accrued expenses                    24,228       (100,724)
            Accrued officer compensation                            (18,350)         8,135
            Deferred revenues                                       (22,318)       (60,116)
                                                                 ----------     ----------

                   Net cash (used) by operating activities         (366,270)       (68,933)


Cash flows from investing activities
      Capital expenditures                                          (22,716)       (52,856)
      Write-off of unproductive fixed assets                         50,000             --
      Organization costs of subsidiaries                                 --         (8,711)
      Acquisition of marketable securities                         (168,000)            --
      Write off of intangibles                                           --            200
      Capitalized software development costs                       (404,139)      (273,447)
                                                                 ----------     ----------

                   Net (cash) used in investing activities         (544,855)      (334,814)


Cash flows from financing activities
      Net repayments under loan and line of credit agreements            --           (796)
      Minority interest and loss in excess of investments           157,760        549,215
      Amortization of stock grants                                   33,753         26,615
      Subscription receivable                                       100,000       (100,000)
      Issuance of capital stock                                     300,250        252,500
                                                                 ----------     ----------


                   Net cash provided by financing activities        591,763        727,534
                                                                 ----------     ----------


                   NET INCREASE (DECREASE) IN CASH                 (319,362)       323,787

Cash at beginning of year                                           342,207         18,420
                                                                 ----------     ----------

Cash at end of year                                              $   22,845     $  342,207
                                                                 ==========     ==========

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F6-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2001 and 2000


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Solutions, Inc. the "Company" was incorporated under the laws of the State of New Jersey on July 26, 1982. The Company is presently a holding company for its ownership of its subsidiaries, Multi Soft, Inc. ("Multi Soft"), FreeTrek, Inc. ("FreeTrek") and NetCast, Inc. ("NetCast"). As of January 31, 2001, the Company owns 51.3% of Multi Soft, 52% of FreeTrek and 75% of NetCast.

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company had a consolidated net loss of $599,827 in 2001 compared with a net loss of $127,519, which includes loss from discontinued operations of $87,462 in 2000. In addition, at January 31, 2001, the Company's current liabilities exceeded current assets by $121,670. Additionally, since January 31, 2001 (for the quarter ended April 30, 2001), revenues from license fees and maintenance contracts have declined approximately 55% from the quarter ended April 30. 2000, raising doubt that Multi Soft will recover its investment in software development costs ($619,901 as of January 31, 2001 - see note B). Furthermore, FreeTrek has yet to make its first sale, casting doubt on its ability to recover its investment in software development costs of $538,817.

     Multi Soft and FreeTrek intend to market there products, control operating costs and broaden their product base through enhancements of products.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation
          ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Multi Soft, FreeTrek and NetCast. All significant intercompany balances and transactions have been eliminated in consolidation. None of Multi Soft's net income for the year ended January 31, 2000 was allocated to minority shareholders because the Company absorbed the minority interest of accumulated losses allocated up to January 31, 1995.

     2.   Furniture and Equipment
          -----------------------

     Furniture and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

     Depreciation expense was $19,000 and $3,157 for the years ended January 31, 2001 and 2000 respectively.

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

                            January 31, 2001 and 2000


     Capitalized software development costs are amortized to operations when the product is available for general release to customers. Amortization is calculated using (a) the ratio of current gross revenues for the product to the total of current and anticipated gross revenues for that product or (b) the straight-line method over the remaining useful life of the product, whichever is greater.

     Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Un-amortized costs relating to Windows products as of January 31, 2001 and 2000 are $619,901 and $658,611 respectively.

     FreeTrek is continuing to modify and improve its software and has capitalized $538,817 of software development costs and has not started amortization. Amortization will commence upon release of the software to customers.

     Amortization expense for all products at January 31, 2001 and 2000 was $179,812 and $228,944 respectively.

     4.   Revenue Recognition
          -------------------

     In accordance with Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), the Company recognizes license and maintenance fees when earned and consulting fee income when services are rendered. License fees are recognized upon shipment of the software while maintenance fees are recorded over the period covered by the related contract. Consulting is performed on a time and material basis.

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

     8.   Income Taxes
          ------------

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which significantly changes the accounting for deferred income taxes. The standard provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable

NOTE C - INCOME TAXES

     As a result of losses incurred in recent years, the Company and its subsidiaries separately have net operating loss carry-forwards available to offset future federal taxable income of approximately $8.1 million. These losses expire at various dates through 2021.

     The Company adopted, effective February 1, 1993, SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, "Accounting for Income Taxes" deferred tax assets and liabilities are determined

                                      -F8-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2001 and 2000


     based on the difference between the financial statement and tax basis of assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are capitalized software development costs, deferred compensation, deferred revenues and allowance for uncollectible accounts. Due to the aforementioned net operating loss carryovers, there are no deferred or current tax expense, tax assets or tax liabilities.

NOTE D - STOCKHOLDERS' DEFICIENCY

     1.   Stock Transactions with Subsidiary and Officers
          -----------------------------------------------
     In the past, the Company had entered into various transactions with Soft and officers of the Company, which adjusted inter-company debt through the issuance of common stock of the respective companies. There have been no transactions of that nature during the reporting period of these financial statements.

     2.   Stock and Option Compensation Plan
          ----------------------------------
     In June 1993, the Company adopted an Employee, Consultant and Advisory Stock and Option Compensation Plan (the Plan). Pursuant to the terms of the Plan, an aggregate of up to 2,500,000 shares of common stock, $0.01 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. To date, an aggregate of 1,477,380 shares has been issued pursuant to the Plan. As of January 31, 2001, employees were not fully vested in 700,000 shares. Amortization of deferred compensation for the stock grants to employees was $33,754 and $26,615 for the years ended January 31, 2001 and 2000, respectively.

     3.   Private Placement
          -----------------
     In January 2000, Noga Investments in Technologies, Ltd. signed a subscription agreement and completed the purchase of 571,429 shares of the Company's common stock for $200,000. In connection therewith, the Company issued a series of 6 options to acquire an aggregate of 857,142 shares at $.35 per share. As of May 9, 2000, all options had been exercised. The Company has received an aggregate of $500,000 from this series of transactions resulting in Noga owning approximately 7% of the outstanding shares.

NOTE E - COMMITMENTS AND CONTINGENCIES

     1.   Leases
          ------
     Multi Soft is a subtenant in office space leased by an entity substantially owned by the Company's chairman and his wife. At present Multi Soft has a quarter-by-quarter term lease with a base rent of $5,600 pr month increased from $5,200 per month. Rental expense under the lease aggregated approximately $67,200 and $62,400 for the years ended January 31, 2001 and 2000, respectively.

     Future minimum lease payments under the non-cancelable equipment operating lease are as follows:

     In November 1997 the Multi Soft entered into a 60 month operating lease for a laser copier with monthly payments of $365 plus tax and copy charges through October 2003.

          Year Ending January 31       Laser        Color        Total
                                      Copier       Copier
          ----------------------     ---------    ---------    ---------

                   2001              $   4,380    $   6,000    $  10,380
                   2002                  4,380        3,000        7,380
                   2003                  3,285            -        3,285
                                     ---------    ---------    ---------
                                     $  12,045    $   9,000    $  21,045

                                      -F9-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2001 and 2000


     2.   Employment Agreements
          ---------------------

     Multi Soft has employment agreements with two officers which provide aggregate minimum annual compensation of $200,000 through July 1999, and which are automatically renewed annually.

     These officers, Charles Lombardo and Miriam Jarney, have each relinquished unpaid salaries for the years ended January 31, 2001 and 2000 as follows:


          Year Ended January 31      Charles      Miriam            Total
                                    Lombardo      Jarney     Relinquished
                                                                 Salaries
          ---------------------     --------     --------    ------------

                  2001              $150,000     $145,833        $295,833
                  2000              $145,833     $145,833        $291,666

     In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year's after tax profits of Multi Soft. Mr. Lombardo and Ms. Jarney have agreed to forego this additional compensation since fiscal 1997.

     3.   Payroll Taxes
          -------------

     A state taxing authority has asserted a claim against Multi Soft in the amount of approximately $36,000. Management believes that only a small portion has merit and intends to vigorously contest the claim. The financial statements include a reserve of $13,000 against this claim, which management believes is substantially higher than the expected settlement amount.

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

     Although NetCast is liable for the damages from this lawsuit, it has no assets and has discontinued operations. Consequently, no future income will be earned and NetCast will never have any assets. The Company is not liable for this debt of NetCast. Accordingly, no expense or liability for this award has been included in the consolidated financial statements.

                                     -F10-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2001 and 2000


NOTE F - MAJOR CUSTOMERS

     In fiscal 2001 no one customer accounted for a significant total of revenue. In fiscal 2000, one customer accounted for 14% of total revenue.


NOTE G - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for years ended January 31, 2001 and 2000 are as follows:

                                                 2001        2000
                                                 ----        ----

     Cash paid during the year for Interest       $0          $0

NOTE H - RELATED PARTY TRANSACTIONS

     Multi Soft, from time to time, pays incidental expenses of the Company and allocates its share of certain expenses. These items are credited to intercompany payable. During the current fiscal year, $94,400 was repaid to Multi Soft. The balance due to Multi Soft at January 31, 2001 and 2000 was $335,559 and $448,039 respectively.

     Multi Soft provided  certain services and office space to NetCast (see note
     I). The balance due from NetCast, for such services, at January 31, 2001 and January 31 2000, was $234,592. The Company has guaranteed this debt to Multi Soft.

     Multi Soft provides office space, consulting and administrative services to its affiliate, FreeTrek.Com, Inc. a subsidiary of the Company. During the year ended January 31, 2001 and January 31, 2000, Multi Soft received payments from FreeTrek of $423,033 and $193,000 respectively, which is included in Revenues on the Statement of Operations.

NOTE I - NETCAST

     NetCast, Inc. is a subsidiary company and was incorporated in April of 1996. It was in the business of developing new Internet technologies. The Company currently owns 75% of NetCast. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney.

     In January 2000 the Board of Directors decided to discontinue any further operations of NetCast, Inc. with the result that a loss from discontinued operations in the amount of $87,462 is reflected in the statement of operations for the fiscal year ended January 31, 2000.

                                     -F11-