Form 10QSB
period 2001-04-30
MULTI SOLUTIONS INC
filed 2001-06-19
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

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

                              Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                     Outstanding at April 30, 2001
-----------------------                            -----------------------------
Common Stock, par value                                       21,096,969
    $.001 per share

Transitional Small Business Format (check one);  Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of results for the three months ended April 30, 2001.

Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited consolidated financial statements at, and for the fiscal year ended January 31, 2001.

The results for the three months ended April 30, 2001 are not necessarily indicative of the results for the entire fiscal year.

We operate primarily through our subsidiaries:

                                    Our Approximate
Name of Subsidiary                  Percentage Ownership
------------------                  --------------------

Multi Soft, Inc.                          51.3%
FreeTrek, Inc.                            52.9%
NetCast, Inc.                             75%

Our financial statements are consolidated with our subsidiaries. In January 2000, we decided to discontinue any further operations of NetCast.

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2001 and January 31, 2001
     (Unaudited)

                                                    April 30,       January 31,
                                                      2001             2001
                                                  ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                         $      4,135     $     22,846
     Accounts Receivable (net of allowance
      of $49,412 and $49,412 respectively)              50,555          111,099
     Prepaid expenses and other current assets          17,446           22,641
     Marketable securities-at cost                     105,648          168,000
                                                  ------------     ------------
                                                       177,784          324,586

FURNITURE AND EQUIPMENT
     Research and Development Equipment                 24,982           24,982
     Office furniture and other equipment               89,226           84,590
                                                  ------------     ------------
                                                       114,208          109,572
     Less: Accumulated Depreciation                    (50,296)         (45,172)
                                                  ------------     ------------
                                                        63,912           64,400

Organizational costs                                    11,126           11,126
      Less: Accumulated Amortization                    (6,247)          (5,912)
                                                  ------------     ------------
                                                         4,879            5,214
OTHER ASSETS
     Capitalized software development costs          2,042,391        1,959,008
     Less accumulated amortization                    (931,204)        (892,588)
                                                  ------------     ------------
                                                     1,111,187        1,066,420

                                                  $  1,357,762     $  1,460,620
                                                  ============     ============

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2001and January 31, 2001
              (Unaudited)

                                                          April 30,       January 31,
                                                            2001             2001
                                                        ------------     ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                    $     14,783     $     14,783
     Payroll and other taxes payable                          17,540           18,497
     Accounts Payable, Accrued  expenses and
        other  Current Liabilities                           176,441          119,920
     Accrued officer compensation                            187,842          187,842
     Deferred Revenues                                       133,242          105,214
                                                        ------------     ------------
                                                             529,848          446,256

     Deferred compensation due officer/shareholders          586,605          586,605

     Minority interest in subsidiaries                       683,248          714,364

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      21,096,969 and 21,096,969 respectively                  21,098           21,098
     Additional paid-in capital                            9,219,532        9,219,532
     Accumulated deficit                                  (9,682,569)      (9,527,235)
                                                        ------------     ------------
                                                            (441,939)        (286,605)

                                                        $  1,357,762     $  1,460,620
                                                        ============     ============

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
April 30, 2001 and April 30, 2000
     (Unaudited)

                                                                 Three Months Ended
                                                                     April 30,
                                                               2001             2000
                                                           ------------     ------------
REVENUES
      License fees                                         $         --     $     12,485
      Maintenance fees                                           27,720           65,820
      Consulting and Other fees                                   9,002            6,699
                                                           ------------     ------------
         Total revenues                                          36,722           85,004

EXPENSES
      Software development and technical support                 47,092           88,628
      Selling and administrative                                159,669          155,447
                                                           ------------     ------------

         Total expenses                                         206,761          244,075
                                                           ------------     ------------
         (Loss)  from operations                               (170,039)        (159,071)

OTHER INCOME (EXPENSE)
       Interest/capital gain income (loss)                      (16,412)           3,242
       Minority share of consolidated subsidiary's loss          31,116           41,858
                                                           ------------     ------------
         Total other income                                      14,704           45,100

         Net (loss)                                        $   (155,335)    $   (113,971)
                                                           ============     ============

         Weighted average shares outstanding                 21,096,969       20,409,113
                                                           ============     ============


         Income (Loss) per share                                (a)              (a)
                                                           ============     ============

         (a) less than $.01 per share

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
April 30, 2001 and April 30, 2000
              (Unaudited)

                                                                               Three months ended
                                                                                    April 30,
                                                                              2001             2000
                                                                          ------------     ------------
Cash flows from operating activities
      Net (loss)                                                          $   (155,335)    $   (113,971)
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                             44,076           49,692
      Changes in assets and liabilities
              Accounts receivable                                               60,544           37,317
              Prepaid expenses and other current assets                          5,195             (900)
              Payroll and other taxes payable                                     (957)            (138)
              Accounts payable and accrued expenses                             56,521          (38,170)
              Deferred revenues                                                 28,028          (61,974)
                                                                          ------------     ------------
                     Net cash provided (used) by operating activities           38,072         (128,144)


Cash flows from investing activities
      Capital expenditures                                                      (4,636)          (9,643)
      Capitalized software development costs                                   (83,383)        (106,154)
      Sales of marketable securities                                            62,352
                                                                          ------------     ------------
                     Net cash used in investing activities                     (25,667)        (115,797)

Cash flows from financing activities

      Amortization of stock grants                                                  --            4,958
      Minority interest and loss in excess of investments                      (31,116)          40,829
      Collection of subscription receivables                                        --           50,000
      Issuances of capital stock                                                    --          200,050
                                                                          ------------     ------------

                     Net cash provided by financing activities                 (31,116)         295,837
                                                                          ------------     ------------

                     NET INCREASE (DECREASE) IN CASH                           (18,711)          51,896

Cash at beginning of year                                                       22,846          342,207
                                                                          ------------     ------------

Cash at end of period                                                     $      4,135     $    394,103
                                                                          ============     ============

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

CAUTIONARY STATEMENT
--------------------

This quarterly report on form 10-QSB contains certain forward-looking statements regarding, among other things, our anticipated financial and operating results and those of our subsidiaries. For this purpose, forward-looking statements are any statements contained in this report that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," " expects," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause our or our subsidiaries' actual results to differ materially from those projected in forward looking statements made by, or on behalf of, us. These factors, many of which are beyond our control or the control of our subsidiaries, include:

     o    Multi  Soft's  ability to:

          o    receive royalties from its existing
               licensing and consulting arrangements,
          o    develop additional marketable software and technology,
          o    compete with larger, better capitalized competitors and
          o    reverse ongoing liquidity and cash flow problems;

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

Results of Operations
---------------------

Three months ended April 30, 2001 compared to Three months ended April 30, 2000
-------------------------------------------------------------------------------

We generated revenues during the three months ended April 30, 2001, the first three months of our fiscal year ending January 31, 2002 of $36,722 compared to revenues of $85,004 during the three months of fiscal 2001. The revenues during all these periods were generated by our subsidiary, Multi Soft. We believe that the decrease in revenues of $48,282 or approximately 56.8% was due primarily to a decrease in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a slight increase in consulting fees. License fee revenue decreased 100% from $12,485 in the first quarter of fiscal 2001 to -0-during the first quarter of fiscal 2002. Maintenance fees decreased $38,100, or approximately 57.9%, and consulting and other fees increased $2,303, or approximately 34.3%. Multi Soft's consulting fees relate to consulting services that it provided to our other subsidiary, FreeTrek, Inc.

Multi Soft's two traditional principal sources of revenues were license fees and maintenance fees which represented approximately 75.4% or $27,720 of revenues for the three months ended April 30, 2001, and 92.1% or $78,305 of revenues for the three months ended April 30, 2000. Our principal sources of revenues were maintenance fees and consulting fees. Maintenance fees represented approximately $27,720 or 29.4% of revenues for the three months ended April 30, 2001 and approximately $65,820 or 29.3% of revenues for the three months ended April 30, 2000. Consulting fees represented approximately $66,442 or 70.6% of revenues for the three months ended April 30, 2001 and approximately $146,199 or 65.1% of revenues for the three months ended April 30, 2000.

Multi Soft's decrease in licensing fees was due to reduced software sales. We believe that reduced sales resulted from a decline in market acceptance of Multi Soft's existing products due to a shift from mainframe/PC access towards internet access. Multi Soft has been working on developing products that extend its line to work on Microsoft's new ".NET" and XML Web services platform.

We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers.

Our operating expenses were $206,761 for the three months ended April 30, 2001 compared to $244,075 for the comparable three month period in fiscal 2001, a decrease of $37,314 or approximately 15.3%. We believe that the decrease was a result of lower levels of software development costs expended by Multi Soft in providing consulting services to Freetrek and higher levels of selling and administrative costs charged to operations.

We had other income of $14,704 during the first three months of fiscal 2002 compared to $45,100 of other income during the first three months of fiscal 2001. We believe that the decrease in other income during the first three months was primarily due to a decrease in the minority share of consolidated subsidiaries losses, and capital losses during the first three months of fiscal 2002, compared to the first three months of fiscal 2001.

As a result of all of the foregoing, we incurred a net loss for the first three months of fiscal 2002 of $155,335 compared to a net loss of $113,971 for the first three months of fiscal 2001, an increase of $41,364 or approximately 36.3%.

Major Customers
---------------

No individual customer accounted for a significant portion of revenues. Multi Soft has generated revenues from our subsidiary, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products, rent and administrative services. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of our securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by Multi Soft from FreeTrek most likely will decrease and eventually cease.

Although Multi Soft has supplemented its revenues with services provided to FreeTrek, these revenues are eliminated in as a result of the consolidation of the financial statements.

Liquidity and Capital Resources
-------------------------------

At April 30, 2001, we had a negative working capital position of ($352,064), compared to negative working capital of ($121,670) at January 31, 2001 and we continue to experience cash flow problems.

Working Capital and Current Ratios were:

          Descriptions           April 30, 2001      January 31, 2001
          -----------------------------------------------------------
          Working capital          ($352,064)            ($121,670

          Current ratios              .33:1                .73:1

Accounts receivable dropped from $111,099 at January 31, 2001 to $50,555 at April 30, 2001, a decrease of $60,544 or approximately 54.5%. We believe that this decrease is a reflection of the lower sales over the previous quarters.

Marketable securities dropped from $168,000 at January 31, 2001 to $105,648 at April 30, 2001, a decrease of $62,352 or approximately 37.1%. We believe that this decrease is a direct result of sales of stock during first quarter of fiscal 2002 and a decrease in the market value of the remaining shares to below cost. The losses reflected on the sales trades as well as the market decline are reported in the income statement under the Other income /expense category.

Accounts payable increased from $119,920 at January 31, 2001 to $176,441 at April 30, 2001, an increase of $56,521 or approximately 47.1%. We believe that this increase is due in significant part to higher levels of expenses than anticipated in year end accruals.

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

          None.

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

               None.

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MULTI SOLUTIONS, INC.

Date June 19, 2001             By: /s/ Charles J. Lombardo
                                   ---------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer