Form 10QSB
period 2001-07-31
MULTI SOLUTIONS INC
filed 2001-09-14
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2001

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

         Class                                     Outstanding at July 31, 2001
-----------------------                            -----------------------------
Common Stock, par value                                       21,096,969
    $.001 per share

Transitional Small Business Format (check one);  Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of results for the six and three months ended July 31, 2001.

Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited consolidated financial statements at, and for the fiscal year ended January 31, 2001.

The results for the six and three months ended July 31, 2001 are not necessarily indicative of the results for the entire fiscal year.

We operate primarily through our subsidiaries:

                                 Our Approximate
Name of Subsidiary             Percentage Ownership
------------------             --------------------

Multi Soft, Inc.                      51.3%
FreeTrek, Inc.                        52.9%
NetCast, Inc.                         75%.

Our financial statements are consolidated with our subsidiaries. In January 2000, we decided to discontinue any further operations of NetCast.

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2001 and January 31, 2001
     (Unaudited)

                                                     July 31,       January 31,
                                                       2001            2001
                                                   ------------    ------------
ASSETS
CURRENT ASSETS
     Cash                                          $        959    $     22,846
     Accounts Receivable (net of allowance
      of $49,412 and $49,412 respectively)               40,888         111,099
     Prepaid expenses and other current assets           17,287          22,641
     Marketable securities-at cost                           --         168,000
                                                   ------------    ------------
                                                         59,134         324,586

FURNITURE AND EQUIPMENT
     Research and Development Equipment                  24,982          24,982
     Office furniture and other equipment                89,225          84,590
                                                   ------------    ------------
                                                        114,207         109,572
     Less: Accumulated Depreciation                     (55,238)        (45,172)
                                                   ------------    ------------
                                                         58,969          64,400

Organizational costs                                     11,126          11,126
     Less: Accumulated Amortization                      (6,583)         (5,912)
                                                   ------------    ------------
                                                          4,543           5,214
OTHER ASSETS
     Capitalized software development costs           2,151,674       1,959,008
     Less accumulated amortization                     (969,820)       (892,588)
                                                   ------------    ------------
                                                      1,181,854       1,066,420

                                                   $  1,304,500    $  1,460,620
                                                   ============    ============

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2001and January 31, 2001
     (Unaudited)

                                                     July 31,       January 31,
                                                       2001            2001
                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                               $     31,470    $     14,783
     Payroll and other taxes payable                     22,724          18,497
     Accounts Payable, Accrued expenses and
          other  Current Liabilities                    237,301         119,920
     Accrued officer compensation                       187,842         187,842
     Deferred Revenues                                   95,241         105,214
                                                   ------------    ------------

                                                        574,578         446,256

     Deferred compensation due officer/shareholders     586,605         586,605

     Minority interest in subsidiaries                  647,512         714,364

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      21,096,969 and 21,096,969 respectively             21,098          21,098
     Additional paid-in capital                       9,219,532       9,219,532
     Accumulated deficit                             (9,744,825)     (9,527,235)
                                                   ------------    ------------
                                                       (504,195)       (286,605)

                                                   $  1,304,500    $  1,460,620
                                                   ============    ============

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six and Three months ended July 31, 2001 and 2000
     (Unaudited)

                                                               Six Months Ended                 Three Months Ended
                                                                   July 31,                          July 31,
                                                             2001             2000             2001             2000
                                                         ------------     ------------     ------------     ------------
REVENUES
     License fees                                        $      9,698     $     14,482     $      9,698     $      1,997
     Maintenance fees                                          73,701          117,554           45,981           51,734
     Consulting and Other fees                                 22,781            9,512           13,779            2,813
                                                         ------------     ------------     ------------     ------------

          Total revenues                                      106,180          141,548           69,458           56,544

EXPENSES
     Software development and technical support                72,255          214,857           25,163          126,229
     Selling and administrative                               281,730          367,184          122,061          211,737
                                                         ------------     ------------     ------------     ------------

          Total expenses                                      353,985          582,041          147,224          337,966
                                                         ------------     ------------     ------------     ------------

          (Loss) from operations                             (247,805)        (440,493)         (77,766)        (281,422)

OTHER INCOME (EXPENSE)
     Interest/capital gain income (loss)                      (36,637)           7,223          (20,225)           3,981
     Minority share of consolidated subsidiary's loss          66,852           78,259           35,736           36,401
                                                         ------------     ------------     ------------     ------------

          Total other income                                   30,215           85,482           15,511           40,382

          Net (loss)                                     $   (217,590)    $   (355,011)    $    (62,255)    $   (241,040)
                                                         ============     ============     ============     ============

          Weighted average shares outstanding              21,096,969       20,572,888       21,096,969       20,886,943
                                                         ============     ============     ============     ============

          Income (Loss) per share                            (a)              (a)              (a)              (a)
                                                         ============     ============     ============     ============

          (a)  less than $.01 per share

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
July 31, 2001 and July 31, 2000
     (Unaudited)

                                                                        Six months ended
                                                                            July 31,
                                                                       2001           2000
                                                                    ----------     ----------
Cash flows from operating activities
     Net (loss)                                                     $ (217,590)    $ (355,011)
     Adjustments to reconcile net income to net cash
        provided by operating activities
     Depreciation and amortization                                      87,969         97,415
     Changes in assets and liabilities
          Accounts receivable                                           70,211         85,175
          Prepaid expenses and other current assets                      5,354        (40,697)
          Payroll and other taxes payable                                4,227           (468)
          Accrued payroll                                               16,687             --
          Accounts payable and accrued expenses                        117,381        (24,778)
          Accrued officer compensation                                      --         (9,176)
          Deferred revenues                                             (9,973)       (47,159)
                                                                    ----------     ----------
               Net cash  provided (used) by operating activities        74,266       (294,699)

Cash flows from investing activities
     Capital expenditures                                               (4,635)       (17,524)
     Capitalized software development costs                           (192,666)      (126,578)
     Sales of marketable securities                                    168,000
                                                                    ----------     ----------

               Net cash used in investing activities                   (29,301)      (144,102)

Cash flows from financing activities

     Amortization of stock grants                                           --         15,918
     Minority interest and loss in excess of investments               (66,852)        93,758
     Collection of subscription receivables                                 --        100,000
     Issuances of capital stock                                             --        205,028
                                                                    ----------     ----------

               Net cash provided (used) by financing activities        (66,852)       414,704
                                                                    ----------     ----------

               NET (DECREASE) IN CASH                                  (21,887)       (24,097)

Cash at beginning of year                                               22,846        342,207
                                                                    ----------     ----------

Cash at end of period                                               $      959     $  318,110
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

Results of Operations
---------------------

SIX MONTHS ENDED JULY 31, 2001 COMPARED TO SIX MONTHS ENDED JULY 31, 2000 AND THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

We generated revenues during the six months ended July 31,2001, the first six months of our fiscal year ending January 31, 2002, of $106,180 compared to revenues of $141,548 during the first six months of fiscal 2001. The revenues during all these periods were generated by our subsidiary, Multi-Soft. We believe that the decrease in revenues of $35,368 or approximately 25% was due primarily to a decrease in Multi-Soft's primary sources of revenues-license, and maintenance fees, offset by an increase in consulting fees. License fee revenue decreased 33.0% from $14,482 in the first six months of fiscal 2001 to $9,698 during the first six months of fiscal

2002. Maintenance fees decreased $43,853 or approximately 37.3%, and consulting and other fees increased $13,269 or approximately 139.5%.

We generated revenues during the three months ended July 31, 2001, of $69,458 compared to revenues of $56,544 during the second quarter of fiscal 2001.We believe that the increase in revenues of $12,914, or approximately 22.8%, was due primarily to an increase in revenue from license and consulting fees, offset in part by a decrease in maintenance fees. License fee revenue increased $7,701, or approximately 385.6%, maintenance fees decreased $5,753, or approximately 11.1% and consulting and other fees increased $10,966, or approximately 389.8% .

Multi Soft's two traditional principal sources of revenues were license fees and maintenance fees which represented approximately 78.5% or $83,399 of revenues for the six months ended July 31, 2001, and 93.2% or $132,036 of revenues for the six months ended July 31, 2000. Our principal sources of revenues were maintenance fees and consulting fees. Maintenance fees represented approximately $73,701 or 69.4% of revenues for the six months ended July 31, 2001 and approximately $117,554 or 83.0% of revenues for the six months ended July 31, 2000. Maintenance fees and consulting fees represented approximately $59,760 or 86.0% of revenues for the three months ended July 31, 2001 and approximately $54,550 or 96.5% of revenues for the three months ended July 31, 2000.

Multi Soft's decrease in licensing fees during the six month periods was due to reduced software sales. We believe that reduced sales resulted from a decline in market acceptance of Multi Soft's existing products due to a shift from mainframe/PC access towards internet access. Multi Soft has been working on developing products that extend its line to work on Microsoft's new ".NET" and XML Web services platform.

We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers.

Our operating expenses were $353,985 for the six months ended July 31, 2001 compared to $582,041 for the comparable six month period in fiscal 2001, a decrease of $228,056 or approximately 39.2%. Our operating expenses for the three months ended July 31, 2001 were $147,224 compared to $337,966 for the comparable three months ended July 31, 2000. a decrease of $190,742 or approximately 56.4%. We believe that the decrease was a result of both lower levels of software development costs as well as a reduction in selling and administrative expenses charged to operations for the six and three month period ending July 31, 2001 compared to the period ending July 31, 2000.

We had other income of $30,215 during the first six months of fiscal 2002 compared to $85,482 of other income during the first six months of fiscal 2001. We had other income of $15,511 during the three months ended July 31, 2001 compared to $40,382 during the comparable three months of fiscal 2000. We believe that the decrease in other income during the first six and three months of fiscal 2002 as compared to fiscal 2001 was primarily due to a decrease in the minority share of consolidated subsidiaries losses, and capital losses .

As a result of all of the foregoing, we incurred a net loss for the first six months of fiscal 2002 of $217,590 compared to a net loss of $355,011 for the first six months of fiscal 2001, a decrease of $137,421 or approximately 38.7%. We incurred a net loss for the current three month period ended July 31, 2001 of $62,255 compared to a net loss of $241,040 for the three months ended July 31, 2000 a decrease of $178,785 or approximately 74.2%.

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

Liquidity and Capital Resources
-------------------------------

At July 31, 2001, we had a negative working capital position of ($515,444), compared to negative working capital of ($121,670) at January 31, 2001 and we continue to experience cash flow problems.

Working Capital and Current Ratios were:

      Descriptions              July 31, 2001             January 31, 2001
      --------------------------------------------------------------------

      Working capital            ($515,444)                  ($121,670

      Current ratios                .10:1                      .73:1

Accounts receivable dropped from $111,099 at January 31, 2001 to $40,888 at July 31, 2001, a decrease of $70,211 or approximately 63.2%. We believe that this decrease is a reflection of the lower sales over the previous quarters.

Marketable securities dropped from $168,000 at January 31, 2001 to $0 at July 31, 2001, a decrease of $168,000 or 100.0%. This decrease is a direct result of sales of stock during first six months of fiscal 2002. The losses reflected on the sales trades are reported in the income statement under the Other income /expense category.

Accounts payable increased from $119,920 at January 31, 2001 to $237,301 at July 31, 2001, an increase of $117,381 or approximately 97.8%. We believe that this increase is due to our delaying certain payments to vendors.

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

                                  MULTI SOLUTIONS, INC.

Date September 13, 2001       By: /s/Charles J. Lombardo
                                  ----------------------------------------------
                                  Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer