Form 10QSB
period 2001-10-31
MULTI SOLUTIONS INC
filed 2001-12-21
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

Commission File Number: 0-12162
                        -------

                              MULTI SOLUTIONS, INC.
        ----------------------------------------------------------------
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

                              Yes  X        No
                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                             Outstanding at October 31, 2001
-----------------------                    -------------------------------
Common Stock, par value                              21,096,969
    $.001 per share

Transitional Small Business Format (check one);  Yes      No X
                                                    ---     ---

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of results for the nine and three months ended October 31, 2001.

Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited consolidated financial statements at, and for the fiscal year ended January 31, 2001.

The results for the nine and three months ended October 31, 2001 are not necessarily indicative of the results for the entire fiscal year.

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2001 and January 31, 2001
     (Unaudited)

                                                     October 31,    January 31,
                                                         2001           2001
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
   Cash                                              $     1,534    $    22,846
   Accounts Receivable (net of allowance
      of $49,412 and $49,412 respectively)               157,629        111,099
   Prepaid expenses and other current assets              26,119         22,641
   Marketable securities-at cost                              --        168,000
                                                     -----------    -----------
                                                         185,282        324,586

FURNITURE AND EQUIPMENT
   Research and Development Equipment                     24,982         24,982
   Office furniture and other equipment                   89,225         84,590
                                                     -----------    -----------
                                                         114,207        109,572
   Less: Accumulated Depreciation                        (60,079)       (45,172)
                                                     -----------    -----------
                                                          54,128         64,400

Organizational costs                                      11,126         11,126
   Less: Accumulated Amortization                         (6,919)        (5,912)
                                                     -----------    -----------
                                                           4,207          5,214
OTHER ASSETS
   Capitalized software development costs              2,227,897      1,959,008
   Less accumulated amortization                      (1,008,436)      (892,588)
                                                     -----------    -----------
                                                       1,219,461      1,066,420


                                                     $ 1,463,078    $ 1,460,620
                                                     ===========    ===========

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2001and January 31, 2001
     (Unaudited)

                                                     October 31,    January 31,
                                                         2001           2001
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
   Accrued payroll                                   $    60,530    $    14,783
   Payroll and other taxes payable                        19,011         18,497
   Accounts Payable, Accrued  expenses and
      other Current Liabilities                          361,386        119,920
   Accrued officer compensation                          212,842        187,842
   Deferred Revenues                                     148,606        105,214
                                                     -----------    -----------

                                                         802,375        446,256

   Deferred compensation due officer /shareholders       586,605        586,605

   Minority interest in subsidiaries                     626,930        714,364

STOCKHOLDERS' DEFICIENCY
   Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      21,096,969 and 21,096,969 respectively              21,098         21,098
   Additional paid-in capital                          9,219,532      9,219,532
   Accumulated deficit                                (9,793,462)    (9,527,235)
                                                     -----------    -----------
                                                        (552,832)      (286,605)


                                                     $ 1,463,078    $ 1,460,620
                                                     ===========    ===========

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine and Three months ended October 31, 2001 and 2000
     (Unaudited)

                                                           Nine Months Ended               Three Months Ended
                                                               October 31,                     October 31,
                                                          2001            2000            2001            2000
                                                      ------------    ------------    ------------    ------------
REVENUES
   License fees                                       $     42,068    $     34,337    $     32,370    $     19,855
   Maintenance fees                                        119,041         120,101          45,340           2,547
   Consulting and Other fees                                37,656          38,780          14,875          29,268
                                                      ------------    ------------    ------------    ------------

      Total revenues                                       198,765         193,218          92,585          51,670

EXPENSES
   Software development and technical support              135,071         315,712          62,816         100,855
   Selling and administrative                              380,716         619,077          98,986         251,893
                                                      ------------    ------------    ------------    ------------

      Total expenses                                       515,787         934,789         161,802         352,748
                                                      ------------    ------------    ------------    ------------

      (Loss) from operations                              (317,022)       (741,571)        (69,217)       (301,078)

OTHER INCOME (EXPENSE)
   Interest/capital gain income (loss)                     (36,639)          9,718              (2)          2,495
   Minority share of consolidated subsidiary's loss         87,434         121,669          20,582          43,410
                                                      ------------    ------------    ------------    ------------

      Total other income                                    50,795         131,387          20,580          45,905

      Net (loss)                                      $   (266,227)   $   (610,184)   $    (48,637)   $   (255,173)
                                                      ============    ============    ============    ============

      Weighted average shares outstanding               21,096,969      20,786,006      21,096,969      21,096,969
                                                      ============    ============    ============    ============

      Income (Loss)  per share                             (a)             (a)             (a)             (a)
                                                      ============    ============    ============    ============

      (a) less than $.01 per share

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
October 31, 2001 and July 31, 2000
     (Unaudited)

                                                                  Nine months ended
                                                                     October 31,
                                                                  2001         2000
                                                               ---------    ---------
Cash flows from operating activities
   Net (loss)                                                  $(266,227)   $(616,215)
   Adjustments to reconcile net income to net cash
      provided by operating activities
   Depreciation and amortization                                 131,762      148,999
   Loss on sale of marketable securities                          36,268
   Changes in assets and liabilities
         Accounts receivable                                     (46,530)      80,140
         Prepaid expenses and other current assets                (3,478)     (12,210)
         Payroll and other taxes payable                             514       (1,030)
         Accrued payroll                                          45,747           --
         Accounts payable and accrued expenses                   241,466      (15,398)
         Accrued officer compensation                             25,000      (18,350)
         Deferred revenues                                        43,392      (62,732)
                                                               ---------    ---------

            Net cash provided (used) by operating activities     207,914     (496,796)


Cash flows from investing activities
   Capital expenditures                                           (4,635)     (19,009)
   Capitalized software development costs                       (268,889)    (152,044)
   Proceeds from sales of marketable securities                  131,732
                                                               ---------    ---------

            Net cash used in investing activities               (141,792)    (171,053)

Cash flows from financing activities

   Amortization of stock grants                                       --       24,836
   Minority interest and loss in excess of investments           (87,434)      80,075
   Collection of subscription receivables                             --      100,000
   Issuances of capital stock                                         --      205,028
                                                               ---------    ---------

            Net cash provided (used) by financing activities     (87,434)     409,939
                                                               ---------    ---------

            NET (DECREASE) IN CASH                               (21,312)    (257,910)

Cash at beginning of year                                         22,846      342,207
                                                               ---------    ---------

Cash at end of period                                          $   1,534    $  84,297
                                                               ======================

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

Results of Operations
---------------------

NINE MONTHS ENDED  OCTOBER 31, 2001  COMPARED TO NINE MONTHS  ENDED  OCTOBER 31,
--------------------------------------------------------------------------------
2000 AND THREE  MONTHS  ENDED  OCTOBER 31, 2001  COMPARED TO THREE  MONTHS ENDED
--------------------------------------------------------------------------------
OCTOBER 31, 2000
----------------

We generated revenues during the nine months ended October 31,2001, the first nine months of our fiscal year ending January 31, 2002, of $198,765 compared to revenues of $193,218 during the first nine months of fiscal 2001. The revenues during all these periods were generated by our subsidiary, Multi-Soft. We believe that the increase in revenues of $5,547 or approximately 2.9% was due primarily to a increase in Multi-Soft's primary source of revenues-license fees, offset by a decrease in maintenance fees and consulting fees. License fee revenue increased 22.5% from $34,337 in the first nine months of fiscal 2001 to $42,068 during the first nine months of fiscal

2002. Maintenance fees decreased $1,060 or approximately 0.9%, and consulting and other fees decreased $1,124 or approximately 2.9%.

We generated revenues during the three months ended October 31, 2001 of $92,585 compared to revenues of $51,670 during the third quarter of fiscal 2001.We believe that the increase in revenues of $40,915, or approximately 79.2%, was due primarily to an increase in revenue from license and maintenance fees, offset in part by a decrease in consulting fees. License fee revenue increased $12,515, or approximately 63.0.6%, maintenance fees increased $42,793, or approximately 1,680.1% and consulting and other fees decreased $14,393, or approximately 49.2%.

Multi Soft's two traditional principal sources of revenues were license fees and maintenance fees which represented approximately 81.1.% or $161,109 of revenues for the nine months ended October 31, 2001, and 79.9% or $154,438 of revenues for the nine months ended October 31, 2000. License fees represented approximately $42,068 or 21.2% of revenues for the nine months ended October 31, 2001 and approximately $34,337 or 17.8% of revenues for the nine months ended October 31, 2000. Maintenance fees represented approximately $119,041 or 59.9% of revenues for the nine months ended October 31, 2001 and approximately $120,101 or 62.2% of revenues for the nine months ended October 31, 2000. License fees and Maintenance fees represented approximately $77,710 or 83.9% of revenues for the three months ended October 31, 2001 and approximately $22,402 or 43.4% of revenues for the three months ended October 31, 2000.

Multi Soft's increase in licensing fees was due to increased software sales.

We believe that the decrease in maintenance fees during the nine month period was due to the non-renewal of older maintenance contracts by customers and that the increase in maintenance fees during the three month period was due not due to any specific trend.

Multi Soft continues to work on developing products that extend its line to work on Microsoft's new ".NET" and XML Web services platform; however, progress is slow due to financial constraints.

Our operating expenses were $515,787 for the nine months ended October 31, 2001 compared to $934,789 for the comparable nine month period in fiscal 2001, a decrease of $419,002 or approximately 44.8%. Our operating expenses for the three months ended October 31, 2001 were $161,802 compared to $352,748 for the comparable three months ended October 31, 2000, a decrease of $190,946 or approximately 54.1%. We believe that the decrease was a result of both lower levels of software development costs as well as a reduction in selling and administrative expenses, primarily a decrease in compensation to officers, charged to operations for the nine and three month period ending October 31, 2001 compared to the period ending October 31, 2000.

We had other  income of  $50,795  during the first  nine  months of fiscal  2002 compared to $131,387 of other income during the first nine months of fiscal 2001. We had other income of $20,580 during the three months ended October 31, 2001 compared to $45,905 during the comparable three months of fiscal 2000. We believe that the decrease in other income during the first nine and three months of fiscal 2002 as compared to fiscal 2001 was primarily due to a decrease in the minority share of consolidated subsidiaries losses, and capital losses.

As a result of all of the foregoing, we incurred a net loss for the first nine months of fiscal 2002 of $266,227 compared to a net loss of $610,184 for the first nine months of fiscal 2001, a decrease of $343,957 or approximately 56.4%. We incurred a net loss for the three month period ended October 31, 2001 of $48,637 compared to a net loss of $255,173 for the three months ended October 31, 2000 a decrease of $206,536 or approximately 80.9%.

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

Liquidity and Capital Resources
-------------------------------

At October 31, 2001, we had a negative working capital position of ($617,093), compared to negative working capital of ($121,670) at January 31, 2001 and we continue to experience significant cash flow problems.

Working Capital and Current Ratios were:
----------------------------------------

          Descriptions         October 31, 2001   January 31, 2001
          --------------------------------------------------------

          Working capital          ($617,093)         ($121,670)

          Current ratios              .23:1              .73:1

Marketable securities dropped from $168,000 at January 31, 2001 to $0 at October 31, 2001, a decrease of $168,000 or 100.0%. This decrease is the result of our sale of the stock during the first six months of fiscal 2002. The losses reflected on the sales trades are reported in the income statement under the Other income /expense category.

Accounts payable increased from $119,920 at January 31, 2001 to $361,386 at October 31, 2001, an increase of $241,466 or approximately 201.4%. We believe that this increase is due to the application of our lower levels of cash flow available for payments to vendors.

We need to obtain significantly additional funds from operations and/or from financing activities. Absent such additional funds, we will be forced to further reduce our operating expenses and our business will be further materially adversely affected. We cannot assure that we will be able to obtain the requisite funds.

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

                                   MULTI SOLUTIONS, INC.


Date December 20, 2001         By: /s/ Charles J. Lombardo
                                   ---------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer