Form 10KSB
period 2002-01-31
MULTI SOLUTIONS INC
filed 2002-05-23
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2002
                                       OR
            [ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12162
                   ---------

                              MULTI SOLUTIONS, INC
                 ----------------------------------------------
                 (Name of Small business issuer in its charter)


          New Jersey                                     22-2418056
          ----------                        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     3535 Quakerbridge Road, Hamilton, New Jersey                  08619
     ----------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number      (609) 631-7401
                           ---------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Issuer's consolidated revenues for the fiscal year ended January 31, 2002 were: $290,823.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($.055) and ($.045) bid price of such stock, as of May 15, 2002 is $735,073 based upon $.05 multiplied by the 14,701,454 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2002, is 21,096,969 shares, all of one class of $.001 par value Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                              MULTI SOLUTIONS, INC.
                                   Form 10-KSB
                           Year Ended January 31, 2002

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----

PART I.........................................................................3

ITEM 1.   BUSINESS.............................................................3

ITEM 2.   PROPERTIES..........................................................10

ITEM 3.   LEGAL PROCEEDINGS...................................................10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10

PART II.......................................................................11

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.................................................11

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................12

ITEM 7.   FINANCIAL STATEMENTS................................................14

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURES...........................................14

PART III......................................................................15

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...................15

ITEM 10.  EXECUTIVE COMPENSATION..............................................17

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................20

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................20

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

FINANCIAL STATEMENTS                                                          F1

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS.
          ------------------------

GENERAL
-------

     During our fiscal year ended January 31, 2002, we:

     o    supported, our subsidiary, Multi Soft, Inc; and

     o    supported   our   subsidiary,   FreeTrek.,   Inc.,  to  market  a  new
          software-based tool and promotion program for tapping into the marketing communications potential of the internet - FreeTrek is offering major marketers the opportunity to communicate one-to-one with carefully defined private networks of their most valuable customers.

     The operations of Multi Soft, FreeTrek and NetCast are discussed below.

                                MULTI SOFT, INC.
                                ----------------

     We incorporated Multi Soft in January 1985 as a wholly owned subsidiary. As of the date of this report, we own approximately 51.3% of Multi Soft.

     Multi Soft produces, markets and maintains the following products:

     o COMRAD, which stands for Component Object Model Rapid Application Development, for 32 bit Windows 95, 98, 2000 and NT;
     o The Windows Communications LibraryTM, commonly referred to as WCL, for Windows 3x, 95, 98 and NT; and
     o    INFRONT for DOS.

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

     INTEGRITY CONTROL AND DISTRIBUTION MANAGEMENT allows companies to use their mainframe system as a central location to manage the integrity of the workstation logic and distribute new version releases. In production client-server applications it is important to ensure that the programs, files and data residing on the PC are correct before the user starts the application. When changes are made to the workstation logic, the host also can be used to manage the distribution of these changes. WCL's WCL/Software Distribution
Option, commonly referred to as WCL/SDO, supports integrity control and distribution management.

MULTI SOFT'S PRODUCT LINE
-------------------------

     Multi Soft's Product line consists of three product sets:

     1.   COMRAD for 32 bit Windows 95, 98, 2000 and NT;
     2.   The WCL product set for Windows 3x, 95, 98, 2000 and NT; and
     3.   INFRONT for DOS and Windows 3x and 95.

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

     WCL

     WCL is a toolkit and a set of dynamic linked libraries, commonly referred to as DLLs, that work in conjunction with Windows 3270 emulation products to provide easy integration of data and processing between local area networks, commonly referred to as PC/LANs, and the mainframe. Any of the standard Windows development tools such as Visual Basic, and C++, can be used with WCL to create the client application because WCL is an open architecture. WCL supports the development of

GUI front-ends -- client-server applications that use the mainframe as a server and for integrity control and distribution management. The WCL toolkit provides an automated development environment that includes, among other things:

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

---------------
* We cannot confirm which of these clients is actively using Multi Soft's products.

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

                                 FREETREK. INC.

     We formed FreeTrek.Com, Inc. under the laws of the state of New Jersey in April 1999. At present, we own approximately 45.8% of FreeTrek's issued and outstanding shares of common stock. At January 31, 2002, we owned approximately 53.1%. The balance is held by private investors who provided services and cash to fund the initial software development and other start-up activities.

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

DEFINITIONS:

     1. VIRTUAL PRIVATE COMMUNITY - A Virtual Private Community is a community of members who have a commonality of interests. It:

          |_| is identified, created and managed by a commercially motivated community builder, a sponsor;

          |_|  is defined by the nature of the common interests of the members;

          |_|  focuses on member interests; and

          |_|  it integrates content and communication.

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

     4.   FREETREK PORTAL - The FreeTrek Portal consists of two main components:

          |_| the commercial space, which is 60 pixels high by 468 pixels wide, and

          |_| the sponsor's logo space, which is 60 pixels high by 100 pixels wide.


     FreeTrek can make this portal any size the sponsor wishes, but for purposes of this trial program it is assume that our standard Portal shall be used. There are approximately 72 pixels to the inch.

     During  the  fiscal  year  ended   January  31,   2000,   FreeTrek   raised
approximately $621,000 in gross proceeds in a private offering of its securities. During the fiscal year ended January 31, 2001, FreeTrek raised approximately $325,000 in cash and approximately $212,500 in marketable securities from private offerings of its securities. During the fiscal year ended January 31, 2002, FreeTrek raised approximately $25,000 in a private offering of its securities. FreeTrek is using these proceeds to continue to develop and to market its products and services.

                                  NETCAST, INC.
                                  -------------

     Our 75% subsidiary, NetCast, Inc., was created in 1996 to develop new Internet technologies to create a series of products and businesses that would extend the power of advertising on the Internet. Multi Soft provided services and office space to NetCast at cost for which it has billed approximately $240,000 through January 31, 2000, of which $78,000 was incurred during the fiscal year ended January 31, 1999. Multi Soft charged NetCast for this time. We have guaranteed NetCast's debt to Multi Soft. In January 2000, we decided to discontinue any further operations of NetCast. As a result, a loss of ($87,462) has been reflected in our consolidated financial statements for the fiscal year ended January 31, 2000 as a loss from discontinued operations. During the year ended January 31, 2002, Multi Soft recorded a valuation allowance of $200,000 against this debt. For more detail, please see our audited consolidated financial statements at the end of this report and the discussion contained in
Part II. Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees
---------

     We are essentially a holding company. Accordingly, we have two employees, our executive officers: Charles J. Lombardo and Miriam Jarney. Multi Soft's employees devote such time as is necessary to our business.

     Multi Soft has four full time employees, including two officers and two support personnel. Multi Soft previously had four technical and engineering personnel, who have been laid off due to our current financial situation. We also have several independent consultants, which work for us on an as needed basis.

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

ITEM 2.   DESCRIPTION OF PROPERTIES
          -------------------------

     We previously used Multi Soft's facilities, at no charge, consisting of approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852, which Multi Soft leases from C&S Consulting, Inc., a company owned by our Chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and was terminable at any time on three months notice. Monthly rent was increased from $5,200 to $5,600 beginning in November 1999. Multi Soft was responsible for all utilities. Multi Soft terminated this lease in January 2002.

In February 2002, Multi Soft entered into an office lease for a two-year term through February 14, 2004. The lease requires monthly payments of $2,000 through January 2003 and $2,125 from February 2003 through January 2004. Multi Soft has deposited $6,000 as security with the landlord.

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

Tax Liens
---------

     Certain state taxes, interest, and penalties aggregating approximately $13,000 remain unpaid at January 31, 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended January 31, 2002.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------

     (a) Market Information -- Our Common Stock is traded in the over-the-counter market, and is quoted on The OTC Bulletin Board (symbol: "MULT").

     The following tables set forth the range of high and low closing bid prices for the our Common Stock on a quarterly basis for the past two fiscal years and the first quarter of fiscal 2003 as reported by Pink Sheets LLC (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions).

                                   Bid Prices
                                   ----------

     Period - Fiscal Year 2001                           High         Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 2000                .2.75         .48
     Second Quarter ending July 31, 2000                 .79          .45
     Third Quarter ending October 31, 2000               .85          .25
     Fourth Quarter ending January 31, 2001              .44          .10

     Period - Fiscal Year 2002                           High         Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 2001                 .30          .12
     Second Quarter ending July 31, 2001                 .17          .12
     Third Quarter ending October 31, 2001               .20          .085
     Fourth Quarter ending January 31, 2002              .11          .055

     Period - Fiscal Year 2003                           High         Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 2002                 .065        .0475

     (b) Holders -- There were approximately 767 holders of record of our common stock, as of May 15, 2002, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends upon our common stock in the foreseeable future.

Issuances of Common Stock
-------------------------

     We did not issue any securities during the last quarter of the year ended January 31, 2002 and all prior issuances during that fiscal year were reported in our quarterly reports on form 10-QSB.

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Fiscal Year Ended  January 31,  2002  Compared to Fiscal Year Ended  January 31,
--------------------------------------------------------------------------------
2001
----

     We generated revenues for the fiscal year ended January 31, 2002 of $290,823 compared to revenues of $285,641 in fiscal year 2001.The revenues during these periods were generated by our subsidiary, Multi Soft. We believe that the increase of $5,182, or approximately 2%, was due primarily to a increase in Multi Soft's maintenance fees, offset in part by an decrease in license fees and a decrease in consulting fees. License fee revenue decreased $41,680 or approximately 48.6%, maintenance fees increased $80,752, or approximately 59%. Consulting and other fees decreased $33,890 or approximately 54%.

     Multi Soft's two traditional principal sources of revenues were license fees and maintenance fees which represented approximately 90% or $262,238 of revenues in fiscal 2002 and 78.2% or $223,211 of revenues in fiscal 2001.

     We believe that the overall decrease in licensing fees was due primarily to Multi Soft's inability to fund the completion of a version upgrade of COMRAD. We believe that the increase in maintenance fees was due to renewal of maintenance contracts by customers. We believe that the decrease in consulting and other fees was due to the general downturn in the economy combined with the terrorist attacks of September 11, 2001.

     Our operating expenses were $850,146 in the fiscal year ended January 31, 2002 compared to $1,042,359 in the fiscal year ended January 31, 2001, a decrease of $192,213 or 18.4%. We believe that the decrease was the result of lower levels of software development costs related to both consulting and new product development as well as lower selling and administrative costs charged to operations as a result of our cost cutting program for the fiscal year ended January 31, 2002. The decrease in costs was offset by a provision for valuation write-down of software development costs of $210,000.

     We had other income of $69,541 in the fiscal year ended January 31, 2002 compared to other income of $156,891 in the fiscal year ended January 31, 2001, a decrease of $87,350 or 55.7%. We believe that the decrease in other income during the fiscal year ended January 31, 2002 was primarily due to losses sustained on sales of investment securities and the minority share of consolidated subsidiary's loss during the fiscal year ended January 31, 2002 compared to fiscal 2001.

     As a result of all the foregoing, we incurred a net loss in the fiscal year ended January 31, 2002 of $489,782 compared to a net loss of $599,827 for the fiscal year ended January 31, 2001, a decrease in net loss of $60,045.

Liquidity and Capital Resources
-------------------------------

     At January 31, 2002, we had a working capital deficiency of ($590,935) and continue to experience cash flow problems. In fiscal year 2001, we received proceeds from a private placement of our common stock and the exercise of an option issued in conjunction with the private placement. In addition our subsidiary, Freetrek, received proceeds from a private placement of its shares.

Working Capital and Current Ratios were:
----------------------------------------

     Descriptions                         January 31, 2002      January 31, 2001
     ---------------------------------------------------------------------------

     Working capital (deficiency)             ($590,935)            ($121,670)

     Current ratios                             .08:1                  .73:1

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

                     MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED January 31, 2002

                                      INDEX

                                                                          Page #
                                                                          ------

     Report of Independent Certified Public Accountants                     F1

     Consolidated Balance Sheets - January 31, 2002 and 2001                F2

     Consolidated Statements of Operations for Each of the
     Two Years in the Period Ended  January 31, 2002                        F4

     Consolidated Statements of Changes in Stockholders'
     Deficiency for Each of the Two Years in the Period Ended
     January 31, 2002                                                       F5

     Consolidated Statements of Cash Flows for Each of the
     Two Years in the Period Ended January 31, 2002                         F6

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

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURES.
          ----------------------

     There have been no changes in, or disagreements with our independent accountants with respect to accounting and/or financial disclosure, during the past two fiscal years. Our accounting firm is Kahn Boyd Levychin, LLP, which is the successor to Stewart W. Robinson, CPA effective with the January 2002 merger of the two accounting firms.

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

     A summary of the business experience for each of our officers and directors is as follows:

     CHARLES J. LOMBARDO, age 59, has been our Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Treasurer since August 1982. He has been Multi Soft's Chief Executive Officer, Chief Financial Officer and Treasurer since January 1985. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute (1964), a Master of Science degree in Physics from Northeastern University (1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 61, has been our Executive Vice President and Secretary and a member of our Board of Directors since January 1982. She has been Executive Vice President, Secretary and a Director of Multi Soft since
January 1985. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology.

     LARRY SPATZ, age 59, has been a member of our Board of Directors since July 1989, and a director of Multi Soft since May 1986. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

     GEORGE MANSUR, JR., age 72, has been a member of our Board of Directors since March 1982. Since March, 1984, Mr. Mansur also has been Chairman of ALG Corp. and Chairman of Auto Loan Guarantee Company, as well as President of National Benefit Services Corp. and Executive Vice President of Benefit Services Group, Ltd. Since January 1981, Mr. Mansur has been an officer of Petro-Art Ltd., an inactive publicly owned New Jersey corporation. From 1971 to 1976, he was President of Benefit Communications, Corp. From 1977 to 1978, he was marketing director of Commercial Credit Corp., and in 1979 and 1980, he was an officer of Coronet Graphics, Ltd. and Agri Parogram, Ltd. Mr. Mansur is a Charter Member of the International Association of Financial Planners.

     DR. JAMES J. KAPUT, age 60, has been a member of our Board of Directors since July 1989. He has been a Professor of Mathematics at Southern Massachusetts University since 1968. Since 1986, he also has been a Research Associate at Harvard University. Dr. Kaput received a B.S. Degree in Mathematics from Worcester Polytechnic Institute in 1964 and a Ph.D. in Mathematics from Clark University in 1968.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 2002.

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

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------
                        ANNUAL COMPENSATION                                           LONG TERM COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------
                                                                                AWARDS                      PAYOUTS
-----------------------------------------------------------------------------------------------------------------------------
NAME &           FISCAL     SALARY ($)    BONUS ($)   OTHER ANNUAL    RESTRICTED    OPTIONS SARS      LTIP        ALL OTHER
PRINCIPLE         YEAR                                COMPENSATION    STOCK AWARD                  PAYOUTS ($)   COMPENSATION
POSITION                                                  ($)             ($)                                        ($)
-----------------------------------------------------------------------------------------------------------------------------
CHARLES J.        2002       $33,333          $0               $0          $0            $0            $0             $0
LOMBARDO CEO      2001       $50,000          $0       (A) $4,167          $0            $0            $0             $0
                  2000       $54,167          $0      (A) $16,700          $0            $0            $0             $0
-----------------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY     2002       $33,333          $0               $0          $0            $0            $0             $0
EXEC. V.P.        2001       $54,167          $0               $0          $0            $0            $0             $0
                  2000       $54,167          $0               $0          $0            $0            $0             $0
-----------------------------------------------------------------------------------------------------------------------------

     (A) Consulting fees

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

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------------------
                                                                          NUMBER OF SECURITIES            VALUE OF
                                                                               UNDERLYING               UNEXERCISED
                                    SHARES                                     UNEXERCISED              IN-THE-MONEY
                                  ACQUIRED ON     VALUE REALIZED ($)         OPTIONS/SARS AT          OPTIONS/SARS AT
NAME                             EXERCISE (#)                                  FY-END (#)                FY-END ($)
---------------------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                   -0-                -0-                       -0-                      -0-
---------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY                         -0-                -0-                       -0-                      -0-
---------------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                  AMOUNT AND NATURE OF      PERCENT OF CLASS (1)
                                                           BENEFICIAL
                                                           OWNERSHIP
----------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                                      4,389,272 (2)                 20.8%
CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER,
CHIEF FINANCIAL OFFICER, & TREASURER
1511 LAURIE LANE, YARDLEY, PA  19067
----------------------------------------------------------------------------------------------------
MIRIAM G. JARNEY                                         1,989,100 (3)                  9.4%
EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR
21 DOERING WAY, CRANFORD, NJ  07106
----------------------------------------------------------------------------------------------------
LARRY SPATZ                                                  0 (4)                      0.0%
DIRECTOR
3175 COMMERCIAL AVE., SUITE 222
NORTHBROOK, IL  60062
----------------------------------------------------------------------------------------------------
JAMES J. KAPUT, PHD.                                         10,000                      **
DIRECTOR
473 CHASE ROAD, N. DARTMOUTH, MA 02747
----------------------------------------------------------------------------------------------------
GEORGE E. MANSUR, JR.                                        7,143                       **
DIRECTOR
1413 STATE RD., PHOENIXVILLE, PA  19460
----------------------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
(5 PERSONS)                                             6,395,515 (4)                  30.3%
----------------------------------------------------------------------------------------------------

** Less than one percent.

(1)  Based upon 21,096,969 shares of common stock outstanding on May 15, 2002.

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

     Multi Soft subleased its office space from C&S Consulting, Inc., a company owned by our chairman and his wife. For more information, see "Part I. Item 2. Description of Properties".

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

Exhibits
--------

 3.a      Certificate of Incorporation (1)
 3.b      By-Laws  (1)
 4.a      Specimen Common Stock (1)
 10.a     Our Employment Agreement with Charles J. Lombardo (5)
 10.b     Multi Soft Employment Agreement with Charles J. Lombardo (5)
 10.c     Multi Soft Employment Agreement with Miriam G. Jarney(5)
 10.d Copy of Non-Qualified Stock Option Plan, Stock Grant Program and Employee Incentive Stock Option Plan (3)
 10.g     Amendments to Non-Qualified Stock Option and Stock Grant Program (4)
 21.      List of Subsidiaries (6)

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

Reports of Form 8-K
-------------------

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MULTI SOLUTIONS, INC.


Dated: May 16, 2002                     By: /s/ Charles J. Lombardo
                                            --------------------------------
                                            Charles J. Lombardo,
                                            Chief Executive Officer,
                                            Chief Financial Officer
                                            and Secretary-Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                      TITLE                               DATE


/S/ Charles J. Lombardo                                             May 16, 2002
--------------------------------
Charles J. Lombardo             Chairman of the Board of
                                Directors, Chief Executive
                                Officer, Chief Financial
                                Officer and Secretary-
                                Treasurer
                                                                    May 16, 2002
/S/ Miriam Jarney
--------------------------------
Miriam Jarney                   Executive Vice President,
                                and Director

/S/ Larry Spatz                                                     May 16, 2002
--------------------------------
Larry Spatz                     Director


/S/ James Kaput, PhD.                                               May 16, 2002
--------------------------------
James Kaput, PhD.               Director


/S/ George E. Mansur, Jr.                                           May 16, 2002
--------------------------------
George E. Mansur, Jr.           Director

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

                                 Not Applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors
MULTI SOLUTIONS, INC.

We have audited the accompanying balance sheets of MULTI SOLUTIONS, INC. AND SUBSIDIARIES as of January 31, 2002 and 2001 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MULTI SOLUTIONS, INC. AND SUBSIDIARIES as of January 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity in conformity with accounting principles generally accepted in the United States of America.

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


KAHN BOYD LEVYCHIN, LLP

New York, New York
May 3, 2002

                                      -F1-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2002 and 2001

                                                                             2002             2001
                                                                         ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                                                $      3,511     $     22,846
     Accounts Receivable (net of allowance for doubtful
      accounts of $46,219 and $49,212 for 2002 and 2001 respectively)          22,991          111,099
     Prepaid expenses and other current assets                                 23,824           22,641
     Marketable securities                                                                     168,000
                                                                         ------------     ------------
                            Total current assets                               50,326          324,586


PROPERTY AND EQUIPMENT
     Research and Development Equipment & Software                             24,982           24,982
     Office furniture and other equipment                                      89,225           84,590
                                                                         ------------     ------------
                                                                              114,207          109,572
     Less: accumulated depreciation                                           (64,102)         (45,172)
                                                                         ------------     ------------
                            Total property and equipment, net                  50,105           64,400

OTHER ASSETS
     Capitalized software development costs,
      net of valuation allowance of $210,000 in 2002                        2,040,915        1,959,008
     Less: accumulated amortization                                        (1,047,052)        (892,588)
                                                                         ------------     ------------
                                                                              993,863        1,066,420

      Other intangibles - net                                                   3,872            5,214
                                                                         ------------     ------------
                            Total other assets                                997,735        1,071,634
                                                                         ------------     ------------

                            Total assets                                 $  1,098,166     $  1,460,620
                                                                         ============     ============

See notes to financial statements

                                      -F2-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2002 and 2001

                                                                        2002             2001
                                                                    ------------     ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                                $     81,817     $     14,783
     Payroll and other taxes payable                                      28,589           18,497
     Accounts Payable                                                    226,788          119,920
     Accrued officer compensation                                        178,668          187,842
     Due to officer                                                       52,847
     Deferred Revenues                                                    72,552          105,214
                                                                    ------------     ------------
                            Total current liabilities                    641,261          446,256


DEFERRED COMPENSATION DUE OFFICERS/SHAREHOLDERS                          586,605          586,605

MINORITY INTEREST IN SUBSIDIARIES                                        633,992          714,364

COMMITMENTS AND CONTINGENCIES -- Note F

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
      $.001 par value, issued and outstanding  21,096,969 shares          21,098           21,098
     Additional paid-in capital                                        9,232,227        9,219,532
     Accumulated deficit                                             (10,017,017)      (9,527,235)
                                                                    ------------     ------------
                            Total stockholders' deficiency              (763,692)        (286,605)


                                                                    $  1,098,166     $  1,460,620
                                                                    ============     ============

See notes to financial statements

                                      -F3-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended January 31, 2002 and 2001

                                                                              2002             2001
                                                                          ------------     ------------
REVENUES
      License fees                                                        $     44,063     $     85,743
      Maintenance fees                                                         218,220          137,468
      Consulting and Other fees                                                 28,540           62,430
                                                                          ------------     ------------
          Total revenues                                                       290,823          285,641



EXPENSES
      Software development and technical support                               178,139          189,648
      Selling and administrative                                               462,007          852,711
      Provision for valuation write-down of software development costs         210,000               --
                                                                          ------------     ------------
          Total expenses                                                       850,146        1,042,359
                                                                          ------------     ------------

          (Loss) from operations                                              (559,323)        (756,718)

OTHER INCOME (EXPENSE)
      Interest/capital gain income (expense)                                   (35,830)          12,649
      Minority share of consolidated subsidiary's loss                         105,371          144,242
                                                                          ------------     ------------
          Total other income                                                    69,541          156,891

          Net (loss)                                                      $   (489,782)    $   (599,827)
                                                                          ============     ============


          Weighted average shares outstanding                               20,779,754       20,779,754
                                                                          ============     ============


          Income (loss) per share                                         ($      0.02)    ($      0.03)
                                                                          ============     ============

See notes to financial statements

                                      -F4-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY


Years ended January 31, 2002 and 2001                                     Total                                            Total
                                               Common Stock              paid-in       Accumulated       Deferred      stockholders
                                          Shares          Amount         capital         deficit       Compensation     deficiency
                                       ------------     ----------     ------------    ------------     ----------     ------------


Balance at January 31, 2000              20,169,827     $   20,170     $  8,932,905    $ (8,927,408)     $ (46,449)    $    (20,782)

Issuance of restricted common stock          70,000             70              180                             --              250

Issuance of common stock                    857,142            857          299,143                                         300,000

Amortization of stock grants                                                                     --         33,754           33,754

Net loss                                                                                   (599,827)                       (599,827)
                                       ------------     ----------     ------------    ------------     ----------     ------------

Balance at January 31, 2001              21,096,969     $   21,097     $  9,232,228    $ (9,527,235)    $  (12,695)    $   (286,605)

Amortization of stock grants                                                                                12,695           12,695

Net loss                                                                                   (489,782)                       (489,782)
                                       ------------     ----------     ------------    ------------     ----------     ------------

Balance at January 31, 2002              21,096,969     $   21,097     $  9,232,228    $(10,017,017)    $       --     $   (763,692)
                                       ============     ==========     ============    ============     ==========     ============

SEE NOTES TO FINANCIAL STATEMENTS

                                      -F5-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended January 31, 2002 and 2001

                                                                              2002             2001
                                                                          ------------     ------------
Cash flows from operating activities
      Net loss                                                            $   (489,782)    $   (599,827)
      Adjustments to reconcile net loss to net cash
           provided by operating activities

      Depreciation and amortization                                            174,736          198,812
      Provision for valuation write-down of software development costs         210,000               --
      Loss on sale of marketable securities                                     36,268
      Changes in assets and liabilities
          Accounts receivable                                                   88,108           29,386
          Prepaid expenses and other current assets                             (1,183)          22,351
          Accrued payroll                                                       67,034               --
          Payroll and other taxes payable                                       10,092             (551)
          Accounts payable and accrued expenses                                106,868           24,228
          Accrued officer compensation                                          (9,174)         (18,350)
          Due to officer                                                        52,847
          Deferred revenues                                                    (32,662)         (22,318)
                                                                          ------------     ------------

                 Net cash provided by (used for) operating activities          213,152         (366,269)


Cash flows from investing activities
      Capital expenditures                                                      (4,635)         (22,716)
      Proceeds from sale of marketable securities                              131,732
      Write-off of unproductive fixed assets                                        --           50,000
      Acquisition of marketable securities                                          --         (168,000)
      Capitalized software development costs                                  (291,907)        (404,139)
                                                                          ------------     ------------

                 Net cash used in investing activities                        (164,810)        (544,855)


Cash flows from financing activities
      Minority interest and loss in excess of investments                      (80,372)         157,760
      Amortization of stock grants                                              12,695           33,753
      Subscription receivable                                                       --          100,000
      Issuance of capital stock                                                     --          300,250
                                                                          ------------     ------------


                 Net cash (used for) provided by financing activities          (67,677)         591,763
                                                                          ------------     ------------


                 NET (DECREASE) IN CASH                                        (19,335)        (319,361)

Cash at beginning of year                                                       22,846          342,207
                                                                          ------------     ------------

Cash at end of year                                                       $      3,511     $     22,846
                                                                          ============     ============

See notes to financial statements

                                      -F6-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Solutions, Inc. the "Company" was incorporated under the laws of the State of New Jersey on July 26, 1982. The Company is presently a holding company for its ownership of its subsidiaries, Multi Soft, Inc. ("Multi Soft"), Freetrek., Inc. ("FreeTrek") and NetCast, Inc. ("NetCast"). As of January 31, 2002, the Company owns 51.3% of Multi Soft, 53.1% of FreeTrek and 75% of NetCast.

     The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company had a consolidated net loss of $489,782 in 2002 compared with a consolidated net loss of $599,827 in 2001. In addition, at January 31, 2002, the Company's current liabilities exceeded current assets by $590,935 and raising doubt that Multi-Soft will recover its investment in software development costs ($445,530) as of January 31, 2002 - see Note B.

     Multi Soft and FreeTrek intend to market their products, control operating costs and broaden their product base through enhancements of products.

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

     2.   Property and Equipment
          ----------------------

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

     Depreciation expense was $18,930 and $17,657 for the years ended January 31, 2002 and 2001 respectively.

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

                                      -F7-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


     Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at January 31, 2002 and 2001 are $445,430 (net of valuation allowance of $210,000) and $619,901, respectively.

     FreeTrek is continuing to modify and improve its software and has capitalized $746,067 of software development costs and has not started amortization. Amortization will commence upon release of the software to customers.

     Amortization expense for all products at January 31, 2002 and 2001 was $154,464 and $179,812 respectively.

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

     6.   Loss Per Share
          --------------

     Loss per share is  computed  using the  weighted  average  number of common shares outstanding during the period. Common stock equivalents are anti-dilutive and, therefore, are not considered in the computation of loss per share.

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

     8.   Income Taxes
          ------------

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which significantly changes the accounting for deferred income taxes. The standard provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable

     9.   Valuation of long-lived assets
          ------------------------------

     The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at January 31, 2002 as follows: capitalized software development costs - $210,000.

     10.  Risks,  uncertainties  and certain  concentrations  of credit risk and
          ----------------------------------------------------------------------
          economic dependency
          -------------------

     The Company's future results of operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers, ability to design new products and product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors, credit and other risks.

                                      -F8-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


     Financial   instruments,   which   potentially   subject   the  Company  to
     concentrations of credit risk, consist principally of cash and accounts receivable.

     The Company maintains cash and cash equivalents in bank deposit and money market accounts in one bank, which, at times, may exceed federally insured limits or not be insured. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

     11.  Marketable Securities
          ---------------------

     Marketable   securities   are  presented  at  market   values,   which  was
     substantially equal to cost as of January 31, 2001.

     12.  New Accounting Pronouncements
          -----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. We believe that the adoption of SFAS No. 133 will not have an impact on our financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin.

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensations - and Interpretation of APB No. 25. FIN 44 clarifies the application of APB No. 25 for certain issues including: (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the definition of the date of granting employee stock options, and (d) the accounting consequences of various modifications to the terms of a previously fixed stock option or award. FIN 44 became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. The adoption of FIN 44 had no material impact on the accompanying financial statements.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     - all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability
     - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     - effective January 1, 2002 goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
     - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

                                      -F9-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


NOTE C - INCOME TAXES

     As a result of losses incurred in recent years, the Company and its subsidiaries separately have net operating loss carry-forwards available to offset future federal taxable income of approximately $8.1 million. These losses expire at various dates through 2022 Because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $2,754,000 has been provided on the deferred tax asset.

     Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforwards and other deferred tax assets for tax purposes may be limited annually under Code
     Section 382 to a percentage (about 5%) of the fair market value of the Company at the time of any such ownership change.

     The Company adopted, effective February 1, 1993, SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, "Accounting for Income Taxes" deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are capitalized software development costs, deferred compensation, deferred revenues and allowance for uncollectible accounts. Due to the aforementioned net operating loss carryovers, there are no deferred or current tax expense, tax assets or tax liabilities.

NOTE D - STOCKHOLDERS' DEFICIENCY

     SEE NOTE L - SUBSEQUENT EVENTS

     1.   Stock Transactions with Subsidiary and Officers
          -----------------------------------------------
     In the past, the Company had entered into various transactions with Soft and officers of the Company, which adjusted intercompany debt through the issuance of common stock of the respective companies. There have been no transactions of that nature during the reporting period of these financial statements.

     2.   Stock and Option Compensation Plan
          ----------------------------------
     In June 1993, the Company adopted an Employee, Consultant and Advisory Stock and Option Compensation Plan (the Plan). Pursuant to the terms of the Plan, an aggregate of up to 2,500,000 shares of common stock, $0.01 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. To date, an aggregate of 1,477,380 shares has been issued pursuant to the Plan. As of January 31, 2001, employees were not fully vested in 700,000 shares. Amortization of deferred compensation for the stock grants to employees was $0 and $33,754 for the years ended January 31, 2002 and 2001, respectively.

     4.   Private Placement
          -----------------
     In January 2000, Noga Investments in Technologies, Ltd. signed a subscription agreement and completed the purchase of 571,429 shares of the Company's common stock for $200,000. In connection therewith, the Company issued a series of 6 options to acquire an aggregate of 857,142 shares at $.35 per share. As of May 9, 2000, all options have been exercised. The Company has received an aggregate of $500,000 from this series of transactions resulting in Noga owning approximately 7% of the outstanding shares.

NOTE E - COMMITMENTS AND CONTINGENCIES

     1.   Leases
          ------

     The Company was a subtenant (through January 31, 2002) in office space leased by an entity substantially owned by the Company's chairman and his wife. This lease was on a quarter-by-quarter term with a base rent of $5,600 per month.

                                     -F10-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


     Rental expense under the lease aggregated approximately $67,750 and $67,200 for the years ended January 31, 2002 and 2001 respectively.

     The Company is a party to equipment operating leases providing for aggregate minimum payments of $12,825 for 2003, and $9,540 for each year from 2004 through 2007.


     2.   Employment Agreements
          ---------------------

     Multi Soft has employment agreements with two officers which provide aggregate minimum annual compensation of $200,000 through July 1999, and which are automatically renewed annually.

     These officers, Charles Lombardo and Miriam Jarney, have each relinquished unpaid salaries for the years ended January 31, 2002 and 2001 as follows:


     Year Ended January 31,    Charles Lombardo    Miriam Jarney    Total Relinquished Salaries
              2001                 $150,000           $145,833               $295,833
              2002                 $133,333           $133,333               $266,666

     In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year's after tax profits of Multi Soft. Mr. Lombardo and Ms. Jarney have agreed to forego this additional compensation since fiscal 1997.

     3.   Payroll Taxes
          -------------

     A state taxing authority has asserted a claim against Multi Soft in the amount of approximately $36,000. Management believes that only a small portion has merit and intends to vigorously contest the claim. The financial statements include a reserve of $13,000 against this claim which management believes is substantially higher than the expected settlement amount.

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

     Multi Soft is a defendant in several legal actions arising in the normal course of business. The dispositions of these actions are not expected to have a material effect on the financial position or results of operations of the Company taken as a whole. Management believes that the financial statements include the full potential liabilities that may arise out of these actions.

NOTE F - MAJOR CUSTOMERS

     In fiscal 2002 and 2001 no one customer accounted for a significant total of revenue.

                                     -F11-

                     Multi Solutions, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


NOTE G - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for years ended January 31, 2002 and 2001 are as follows:

                                                           2002       2001
                                                           ----       ----
          Cash paid during the year for interest           $685       $225
          Cash paid during the year for income taxes       $0         $0

NOTE H - RELATED PARTY TRANSACTIONS

     Multi Soft, from time to time, pays incidental expenses of Solutions and allocates its share of certain expenses for which it charged Solutions $16,227 for 2002 and $24,622 for 2001. These items are charged to intercompany receivable. The Company received no payments during the last two fiscal years. The balance due from Multi Solutions was $351,926 and $335,559 at January 31, 2002 and 2001 respectively.

     Multi Soft provided certain services and office space to NetCast, Inc., a subsidiary of Multi Solutions. The balance due from NetCast, Inc., for such services was $234,592 as of January 31, 2002 and 2001. NetCast has discontinued operations. Although payment of this debt is not expected from NetCast, Multi Solutions has guaranteed this debt to the Company.

     Multi Soft provides office space, consulting and administrative services to its affiliate, FreeTrek. Inc., a subsidiary of Solutions. Multi Soft billed FreeTrek of $340,860 ($258,720 in consulting fees and $82,140 in administrative charges in 2002. In 2001, Multi Soft billed FreeTrek $444,293 ($333,667 in consulting fees and $110,626 in administrative charges). Additionally, FreeTrek shared certain expenses with the Company aggregating $21,353 in 2002 and $9,307 in 2001. In connection with these billings, Multi Soft collected payments of $174,100 and $415,156 for the years ended January 31, 2002 and 2002 respectively. As of January 31, 2002 and 2001, the balance due from FreeTrek was $215,730 (of which $143,000 was collected through April 30, 2002) and $7,227 respectively. All of these amounts are eliminated in consolidation. (SEE NOTE L - SUBSEQUENT EVENTS.)

NOTE K - NETCAST

     NetCast, Inc. is a subsidiary company and was incorporated in April of 1996. It was in the business of developing new Internet technologies to create a series of products and businesses that would extend the power of advertising on the Internet. The Company currently owns 75% of NetCast. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney.

     In January 2000 the Board of Directors decided to discontinue any further operations of NetCast, Inc. with the result that a loss from discontinued operations in the amount of $87,462 is reflected in the statement of operations for the fiscal year ended January 31, 2000.

NOTE L - SUBSEQUENT EVENTS

     In February 2002, Multi Soft entered into an office lease for a two-year term through February 14, 2004. The lease requires monthly payments of $2,000 through January 2003 and $2,125 from February 2003 through January 2004. Multi Soft has deposited $6,000 as security with the landlord.

     In April 2002, the Company issued options to acquire 1,800,000 shares of its common stock at $.05 per share in connection with a private placement of 2,373,333 shares of FreeTrek restricted common stock for gross proceeds of $178,000 to accredited investors in a private placement.

                                     -F12-