Form 10QSB
period 2002-04-30
MULTI SOLUTIONS INC
filed 2002-06-19
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from         to
                                                    -------    -------

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

               3535 Quakerbridge Road, Hamilton, New Jersey 08619
               --------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (609) 631-7401
                                                --------------

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

         Class                                     Outstanding at April 30, 2002
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

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of results for the three months ended April 30, 2002.

Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited consolidated financial statements at, and for the fiscal year ended January 31, 2002.

The results for the three months ended April 30, 2002 are not necessarily indicative of the results for the entire fiscal year.

We operate primarily through our subsidiaries:

                                    Our Approximate
Name of Subsidiary                  Percentage Ownership
------------------                  --------------------

Multi Soft, Inc.                            51.3%
FreeTrek, Inc.                              45.8%
NetCast, Inc.                               75%.

Our financial statements are consolidated with our subsidiaries. In January 2000, we decided to discontinue any further operations of NetCast.

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2002 and January 31, 2002
            (Unaudited)

                                                         April 30,       January 31,
                                                            2002             2002
                                                        ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                               $     31,889     $      3,511
     Accounts Receivable (net of allowance
      of $37,486 and $37,486 respectively)                    30,639           22,991
     Prepaid expenses and other current assets                22,269           23,824
                                                        ------------     ------------
                                                              84,797           50,326

FURNITURE AND EQUIPMENT
     Research and Development Equipment                       24,982           24,982
     Office furniture and other equipment                     89,225           89,225
                                                        ------------     ------------
                                                             114,207          114,207
     Less: Accumulated Depreciation                          (68,817)         (64,102)
                                                        ------------     ------------
                                                              45,390           50,105

Organizational costs                                          11,126           11,126
      Less: Accumulated Amortization                          (7,589)          (7,254)
                                                        ------------     ------------
                                                               3,537            3,872
OTHER ASSETS
     Capitalized software development costs                2,257,573        2,250,915
     Less accumulated amortization                        (1,085,668)      (1,047,052)
     Less valuation allowance                               (210,000)        (210,000)
                                                        ------------     ------------
                                                             961,905          993,863

                                                        $  1,095,629     $  1,098,166
                                                        ============     ============

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2002 and January 31, 2002
            (Unaudited)

                                                         April 30,       January 31,
                                                            2002             2002
                                                        ------------     ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                    $     45,034     $     81,817
     Payroll and other taxes payable                          30,893           28,589
     Accounts Payable, Accrued  expenses and
            other Current Liabilities                        222,598          226,788
     Accrued officer compensation                            178,668          178,668
     Due to officer                                           19,646           52,847
     Deferred Revenues                                        64,423           72,552
                                                        ------------     ------------

                                                             561,262          641,261

     Deferred compensation due officer /shareholders         586,605          586,605

     Minority interest in subsidiaries                       792,240          633,992

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
      $.001 par value, issued and outstanding
      21,096,969 and 21,096,969 respectively                  21,098           21,098
     Additional paid-in capital                            9,219,532        9,219,532
     Accumulated deficit                                 (10,085,108)     (10,004,322)
                                                        ------------     ------------
                                                            (844,478)        (763,692)

                                                        $  1,095,629     $  1,098,166
                                                        ============     ============

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
April 30, 2002 and April 30, 2001
            (Unaudited)

                                                              Three Months Ended
                                                                  April 30,
                                                            2002             2002
                                                        ------------     ------------
REVENUES
     License fees                                       $      4,696     $         --
     Maintenance fees                                         39,350           27,720
     Consulting and Other fees                                 7,329            9,002
                                                        ------------     ------------

          Total revenues                                      51,375           36,722

EXPENSES
     Software development and technical support               37,787           47,092
     Selling and administrative                              114,126          159,669
                                                        ------------     ------------

          Total expenses                                     151,913          206,761
                                                        ------------     ------------

          (Loss)  from operations                           (100,538)        (170,039)

OTHER INCOME (EXPENSE)
     Interest/capital gain income (loss)                          --          (16,412)
     Minority share of consolidated subsidiary's loss         19,752           31,116
                                                        ------------     ------------

          Total other income                                  19,752           14,704

          Net (loss)                                    $    (80,786)    $   (155,335)
                                                        ============     ============

          Weighted average shares outstanding             21,096,969       21,096,969
                                                        ============     ============

          Income (Loss)  per share                           (a)              (a)
                                                        ============     ============

          (a)  less than $.01 per share

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
April 30, 2002 and April 30, 2001
            (Unaudited)

                                                              Three Months Ended
                                                                  April 30,
                                                            2002             2002
                                                        ------------     ------------
Cash flows from operating activities
     Net (loss)                                         $    (80,786)    $   (155,335)
     Adjustments to reconcile net income  to net cash
          provided by operating activities
     Depreciation and amortization                            43,666           44,076
     Changes in assets and liabilities
          Accounts receivable                                 (7,648)          60,544
          Prepaid expenses and other current assets            1,555            5,195
          Accrued payroll                                    (36,783)              --
          Payroll and other taxes payable                      2,304             (957)
          Accounts payable and accrued expenses               (4,190)          56,521
          Due to officer                                     (33,201)
          Deferred revenues                                   (8,129)          28,028
                                                        ------------     ------------

            Net cash provided (used) by
              operating activities                          (123,212)          38,072

Cash flows from investing activities
     Capital expenditures                                         --           (4,636)
     Capitalized software development costs                   (6,658)         (83,383)
     Sales of marketable securities                               --           62,352
                                                        ------------     ------------

            Net cash used in investing activities             (6,658)         (25,667)

Cash flows from financing activities
     Minority interest and loss in excess
       of investments                                        158,248          (31,116)

                                                        ------------     ------------
            Net cash provided (used) by
              financing activities                           158,248          (31,116)

                                                        ------------     ------------

            NET INCREASE (DECREASE) IN CASH                   28,378          (18,711)

Cash at beginning of year                                      3,511           22,846
                                                        ------------     ------------

Cash at end of period                                   $     31,889     $      4,135
                                                        ============     ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

Results of Operations
---------------------

Three months ended April 30, 2002 compared to Three months ended April 30, 2001
-------------------------------------------------------------------------------

We generated revenues during the three months ended April 30, 2002, the first three months of our fiscal year ending January 31, 2003 of $51,375 compared to revenues of $36,722 during the three months of fiscal 2002. The revenues during all these periods were generated by our subsidiary, Multi Soft. We believe that the increase in revenues of $14,653 or approximately 39.9% was due primarily to an increase in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a decrease in consulting fees. License fee revenue increased 1 from $0 in the first quarter of fiscal 2002 to $4,696 during the first quarter of fiscal 2003. Maintenance fees increased $11,630, or approximately 42.0%, and consulting and other fees decreased $1,673, or approximately 1.9%. Multi Soft's consulting fees relate to consulting services that it provided to our other subsidiary, FreeTrek, Inc.

Multi Soft's two traditional principal sources of revenues have been license fees and maintenance fees which represented approximately 85.7% or $44,046 of revenues for the three months ended April 30, 2002, and 75.4% or $27,720 of revenues for the three months ended April 30, 2001. However, our principal sources of revenues during the first quarter ended April 30, 2002 were maintenance fees and consulting fees. Maintenance fees represented approximately $39,350 or 76.6% of revenues for the three months ended April 30, 2002 and approximately $27,720 or 75.5% of revenues for the three months ended April 30, 2001. Consulting fees represented approximately $7,329 or 14.3% of revenues for the three months ended April 30, 2002 and approximately $9,002 or 24.5% of revenues for the three months ended April 30, 2001.

We believe Multi Soft's increase in licensing fees was due to increased software sales. We believe that the increase in maintenance fees was due to the renewal of maintenance contracts by customers.

Our operating expenses were $151,913 for the three months ended April 30, 2002 compared to $206,761 for the comparable three month period in fiscal 2002, a decrease of $54,848 or approximately 26.5%. We believe that the decrease was a result of lower levels of software development costs expended by Multi Soft in providing consulting services to Freetrek and lower levels of selling and administrative costs charged to operations.

We had other income of $19,752 during the first three months of fiscal 2003 compared to $14,704 of other income during the first three months of fiscal 2002. We believe that the decrease in other income during the first three months was primarily due to a decrease in the minority share of consolidated subsidiaries losses during the first three months of fiscal 2003, compared to the first three months of fiscal 2002.

As a result of all of the foregoing, we incurred a net loss for the first three months of fiscal 2003 of $80,786 compared to a net loss of $155,335 for the first three months of fiscal 2002, a decrease of $74,549 or approximately 48.0%.

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

Liquidity and Capital Resources
-------------------------------

At April 30, 2002, we had a negative working capital position of ($476,465), compared to negative working capital of ($590,935) at January 31, 2002 and we continue to experience cash flow problems.

Working Capital and Current Ratios were:
----------------------------------------


          Descriptions                 April 30, 2002     January 31, 2002
          ----------------------------------------------------------------

          Working capital                ($476,465)         ($590,935)

          Current ratios                   .183:1             .079:1

Cash increased $28,378 for the Quarter ended April 30, 2002 compared to a decrease of $18,711 for the comparable period of the prior year. During the Quarter ended April 30, 2002 we used $123,212 of cash for operating activities compared to $38,072 of cash provided by operating activities in the Quarter ended April 30, 2001. This contrasts with the improvements in results of operations discussed previously. We believe that the reason for the decrease in cash flow from operations was due primarily to using the proceeds of private placements to payoff some of our liabilities which were outstanding at the end of the last fiscal year.

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

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

          None.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

               During the quarter ended April 30, 2002 we and Freetrek sold units consisting of Freetrek common stock and warrants to purchase our common stock at a purchase price of .$0.05 per unit. An aggregate of $178,000 was raised in this offering. No commissions were paid. The offering was conducted pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, and rule 506 thereunder.

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

                              MULTI SOLUTIONS, INC.


Date June 17, 2002           By:  /s/ Charles J. Lombardo
                                  ----------------------------------------------
                                  Charles J. Lombardo, Chief Executive Officer,
                                  Chief Financial Officer and Treasurer