Form 10QSB
period 2002-07-31
MULTI SOLUTIONS INC
filed 2002-09-19
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to
                                                        ---

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

         Class                                     Outstanding at July 31, 2002
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

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying consolidated financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of results for the six and three months ended July 31, 2002.

Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited consolidated financial statements at, and for the fiscal year ended January 31, 2002.

The results for the six and three months ended July 31, 2002 are not necessarily indicative of the results for the entire fiscal year.

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2002 and January 31, 2002
            (Unaudited)

                                                              July 31,       January 31,
                                                                2002             2002
                                                            ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                                   $         --     $      3,511
     Accounts Receivable (net of allowance
      of $37,486 and $37,486 respectively)                        36,084           22,991
     Prepaid expenses and other current assets                    42,109           23,824
                                                            ------------     ------------
                                                                  78,193           50,326


FURNITURE AND EQUIPMENT
     Research and Development Equipment                           24,982           24,982
     Office furniture and other equipment                         89,225           89,225
                                                            ------------     ------------
                                                                 114,207          114,207
     Less: Accumulated Depreciation                              (73,611)         (64,102)
                                                            ------------     ------------
                                                                  40,596           50,105

Organizational costs                                              11,126           11,126
      Less: Accumulated Amortization                              (7,925)          (7,254)
                                                            ------------     ------------
                                                                   3,201            3,872
OTHER ASSETS
     Capitalized software development costs                    2,258,164        2,250,915
     Less accumulated amortization                            (1,124,284)      (1,047,052)
     Less valuation allowance                                   (210,000)        (210,000)
                                                            ------------     ------------
                                                                 923,880          993,863

                                                            $  1,045,870     $  1,098,166
                                                            ============     ============

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31,2002 and January 31, 2002
            (Unaudited)

                                                              July 31,       January 31,
                                                                2002             2002
                                                            ------------     ------------

LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                        $     67,034     $     81,817
     Payroll and other taxes payable                              30,899           28,589
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                           221,710          226,788
     Accrued officer compensation                                178,668          178,668
     Due to officer                                               36,946           52,847
     Deferred Revenues                                            49,431           72,552
                                                            ------------     ------------

                                                                 584,688          641,261

     Deferred compensation due officer /shareholders             586,605          586,605

     Minority interest in subsidiaries                           775,819          633,992

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 40,000,000 shares
      $.001 par value, issued and outstanding
      21,096,969 and 21,096,969 respectively                      21,098           21,098
     Additional paid-in capital                                9,219,532        9,219,532
     Accumulated deficit                                     (10,141,872)     (10,004,322)
                                                            ------------     ------------
                                                                (901,242)        (763,692)

                                                            $  1,045,870     $  1,098,166
                                                            ============     ============

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six and Three months ended July 31, 2002 and 2001
            (Unaudited)

                                                                Six Months Ended                   Three Months Ended
                                                                     July 31,                          July 31,
                                                              2002             2001             2002             2001
                                                          ------------     ------------     ------------     ------------
REVENUES
      License fees                                        $     16,252     $      9,698     $     11,556     $      9,698
      Maintenance fees                                          74,791           73,701           35,441           45,981
      Consulting and Other fees                                 17,890           22,781           10,561           13,779
                                                          ------------     ------------     ------------     ------------

             Total revenues                                    108,933          106,180           57,558           69,458

EXPENSES
      Software development and technical support                76,809           72,255           39,022           25,163
      Selling and administrative                               205,848          281,730           91,722          122,061
                                                          ------------     ------------     ------------     ------------

             Total expenses                                    282,657          353,985          130,744          147,224
                                                          ------------     ------------     ------------     ------------

             Income  (loss)  from operations                  (173,724)        (247,805)         (73,186)         (77,766)

OTHER INCOME (EXPENSE)
      Other Revenues
      Interest income/capital gain income (loss)                    --          (36,637)              --          (20,225)
      Minority share of consolidated subsidiary's loss          36,174           66,852           16,422           35,736
                                                          ------------     ------------     ------------     ------------

             Total other income                                 36,174           30,215           16,422           15,511

             Net (loss)                                   $   (137,550)    $   (217,590)    $    (56,764)    $    (62,255)
                                                          ============     ============     ============     ============

             Weighted average shares outstanding            21,096,969       21,096,969       21,096,969       21,096,969
                                                          ============     ============     ============     ============

             Income (Loss)  per share                         (a)              (a)              (a)              (a)
                                                          ============     ============     ============     ============

          (a)  less than $.01 per share

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended July 31, 2002 and 2001
            (Unaudited)

                                                                  Six months ended
                                                                       July 31,
                                                                2002             2001
                                                            ------------     ------------

Cash flows from operating activities
      Net (loss)                                            $   (137,550)    $   (217,590)
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                               87,412           87,969
      Changes in assets and liabilities
             Accounts receivable                                 (13,093)          70,211
             Prepaid expenses and other current assets           (18,285)           5,354
             Accrued payroll                                     (14,783)          16,687
             Payroll and other taxes payable                       2,310            4,227
             Accounts payable and accrued expenses                (5,078)         117,381
             Due to officer                                      (15,901)              --
             Deferred revenues                                   (23,121)          (9,973)
                                                            ------------     ------------

                    Net cash provided  (used) by
                      operating activities                      (138,089)          74,266

Cash flows from investing activities
      Capital expenditures                                            --           (4,635)
      Capitalized software development costs                      (7,249)        (192,666)
      Sales of marketable securities                                  --          168,000
                                                            ------------     ------------

                    Net cash used in investing activities         (7,249)         (29,301)

Cash flows from financing activities
      Minority interest and loss in excess of investments        141,827          (66,852)

                                                            ------------     ------------
                    Net cash provided (used) by
                      financing activities                       141,827          (66,852)

                    NET (DECREASE) IN CASH                        (3,511)         (21,887)

Cash at beginning of year                                          3,511           22,846
                                                            ------------     ------------

Cash at end of period                                       $         --     $        959
                                                            ============     ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

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

Results of Operations
---------------------

Six months  ended July 31, 2002  compared to Six months  ended July 31, 2001 and
--------------------------------------------------------------------------------
Three months ended July 31, 2002 compared to Three months ended July 31, 2001
-----------------------------------------------------------------------------

We generated revenues during the six months ended July 31, 2002, the first six months of our fiscal year ending January 31, 2003 of $108,933 compared to revenues of $106,180 during the first six months of fiscal 2002. The revenues during all these periods were generated by our subsidiary, Multi Soft. We believe that the increase in revenues of $2,753 or approximately 2.69% was due primarily to an increase in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a decrease in consulting fees. License fee revenue increased approximately 67.6% from $9,698 in the first six months of fiscal 2002 to $16,252 during the first six months of fiscal 2003. Maintenance fees increased $1,090, or approximately 1.5%, and consulting and other fees decreased $4,891, or approximately 21.5%. Multi Soft's consulting fees relate to consulting services that it provided to our other subsidiary, FreeTrek, Inc.

We generated revenues during the three months ended July 31, 2002 of $57,558 compared to revenue of $69,458 during the second quarter of fiscal 2002. We believe that the decrease in revenues of $11,900 or approximately 17.1% was due primarily to an increase in licensing fees offset in part by a decrease in maintenance fees and consulting fees. License fee revenue increased $1,858, or approximately 19.2%, maintenance fees decreased $10,540, or approximately 22.9% and consulting and other fees decreased $3,218, or approximately 23.4%.

Multi Soft's two traditional principal sources of revenues have been license fees and maintenance fees which represented approximately 83.6% or $91,043 of revenues for the six months ended July 31, 2002, and 78.5% or $83,399 of revenues for the six months ended July 31, 2001. However, our principal sources of revenues during the first six months of fiscal 2003 were maintenance fees and consulting fees. Maintenance fees represented approximately $74,791 or 68.7% of revenues for the six months ended July 31, 2002 and approximately $73,701 or 69.4% of revenues for the six months ended July 31, 2001. Maintenance fees and consulting fees represented approximately $46,002 or 79.9% of revenues for the three months ended July 31, 2002 and approximately $59,760 or 86.0% of revenues for the three months ended July 31, 2001.

We believe Multi Soft's increase in licensing fees was due to increased software sales. We believe that the increase in maintenance fees was due to the renewal of maintenance contracts by customers.

Our operating expenses were $282,657 for the six months ended July 31, 2002 compared to $353,985 for the comparable six month period in fiscal 2002, a decrease of $71,328 or approximately 20.2%. Our operating expenses for the three months ended July 31, 2002 were $130,744 compared to $147,224 for the comparable three months ended July 31, 2001, a decrease of $16,480 or approximately 11.2%. We believe that the decrease was a result of lowers levels of selling and administrative costs charged to operations offset by increased levels of software development costs (principally resulting from amortization of capitalized development costs) for the six and three month period ending July 31, 2002 compared to the same periods in the previous year. The reduction in selling and administrative expenses were a direct result of our cost cutting initiative. We moved our operations to smaller, less expensive premises saving approximately $24,000 in rent for six months and $12,000 for three months. Our utility bills in the new smaller space were substantially reduced. We cut staff, thereby reducing payrolls by approximately $23,000 for the six months and $11,000 for three months. Other overhead reductions aggregating approximately $18,000 for the six months and $9,000 for the three months resulted from cutbacks in marketing expenditures and changes in our internet service provider.

We had other income of $36,174 during the first six months of fiscal 2003 compared to $30,215 of other income during the first six months of fiscal 2002. We had other income of $16,422 during the three months ended July 31, 2002 compared to $15,511 during the comparable three months of fiscal 2002 We believe that the decrease in other income during the first six and three months of fiscal 2003 as compared to fiscal 2002 was primarily due to a decrease in the minority share of consolidated subsidiaries losses

As a result of all of the foregoing, we incurred a net loss for the first six months of fiscal 2003 of $137,550 compared to a net loss of $217,590 for the first six months of fiscal 2002, a decrease of $80,040 or approximately 36.8%.

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

Liquidity and Capital Resources
-------------------------------

At July 31, 2002, we had a negative working capital position of ($506,495), compared to negative working capital of ($590,935) at January 31, 2002 and we continue to experience cash flow problems.

Working Capital and Current Ratios were:
----------------------------------------

     Descriptions              July 31, 2002              January 31, 2002
     ---------------------------------------------------------------------

     Working capital            ($506,495)                   ($590,935)

     Current ratios               .13:1                        .079:1

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

                                   MULTI SOLUTIONS, INC.


Date September 19, 2002            By: /s/ Charles J. Lombardo
                                       -----------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer
                                   Chief Financial Officer and Treasurer

     CERTIFICATIONS

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

     I, Charles  Lombardo,  Chairman of the Board of Directors,  Chief Executive
Officer, Chief Financial Officer and Treasurer of Multi Soft, Inc. (the "Company") certify that:

          (1) I have reviewed this quarterly report on Form 10-QSB of Multi Soft, Inc.;

          (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.


                                        ---------------------------
                                        Charles Lombardo
                                        Chief Executive Officer and
                                        Chief Financial Officer
                                        September 19, 2002

18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

     In connection with the Quarterly Report of Multi Soft, Inc. (the "Company") on Form 10-QSB for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Lombardo, Chief Executive Officer of the Company and Chief Financial Officer of the Company, in both capacities, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                        ---------------------------
                                        Charles Lombardo
                                        Chief Executive Officer and
                                        Chief Financial Officer