Form 10QSB/A
period 2002-04-30
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB-A

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2002

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number: 0-12162

                              MULTI SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

           NEW JERSEY                                             22-2418056
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               65 East 55th Street, 2nd Floor, New York, NY 10022
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (212) 451-2254

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                             Outstanding at April 30, 2002
                 -----                             -----------------------------
Common Stock, par value $.001 per share                      21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

         Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                  FORM 10-QSB-A
                        THREE MONTHS ENDED APRIL 30, 2002
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):
         Balance Sheets.................................................     1-2
         Statements of Operations.......................................       3
         Statements of Cash Flows.......................................       4
         Notes to Financial Statements..................................    5-15
Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   16-17
Item 3.  Controls and Procedures........................................      18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      19
Item 2.  Change in Securities...........................................      19
Signatures..............................................................      20
Certifications..........................................................      21
Exhibit 99.1............................................................      22

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest shareholders' annual report (Form 10-KSB).

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2002 and January 31, 2002

                                                            As adjusted
                                               April 30,    January 31,
                                                  2002          2002
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $    12,780   $     3,511
  Accounts Receivable                              44,054        22,991
  Prepaid expenses and other current assets        20,615        27,696
                                              -----------   -----------
                                                   77,449        54,198
                                              -----------   -----------
FURNITURE AND EQUIPMENT
  Research and Development Equipment               31,482        24,982
  Office furniture and other equipment             20,701        89,225
                                              -----------   -----------
                                                   52,183       114,207
  Less: Accumulated Depreciation                   (6,790)      (64,102)
                                              -----------   -----------
                                                   45,393        50,105
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     2,250,915
  Less accumulated amortization                (1,085,668)   (1,047,052)
  Less valuation allowance                       (276,000)     (210,000)
                                              -----------   -----------
                                                  340,914       993,863
                                              -----------   -----------
                                              $   463,756   $ 1,098,166
                                              ===========   ===========

Note: The balance sheet at January 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2002 and January 31, 2002

                                                                    As adjusted
                                                      April 30,     January 31,
                                                        2002           2002
                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accrued payroll                                   $         --   $     81,817
  Litigation judgment payable - NetCast subsidiary       113,000        113,000
  Payroll and other taxes payable                         25,908         28,589
  Accounts Payable, Accrued expenses and
    other Current Liabilities                            197,416        226,788
  Accrued officer compensation                           178,668        178,668
  Due to officer                                          19,646         52,847
  Deferred Revenues                                       65,129         72,552
                                                    ------------   ------------
                                                         599,767        754,261
                                                    ------------   ------------

  Deferred compensation due officer /shareholders        586,605        586,605

  Minority interest in subsidiaries                      811,992        633,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                21,098         21,098
  Additional paid-in capital                           9,219,532      9,219,532
  Accumulated deficit                                (10,775,238)   (10,117,322)
                                                    ------------   ------------
                                                      (1,534,608)      (876,692)
                                                    ------------   ------------
                                                    $    463,756   $  1,098,166
                                                    ============   ============

Note: The balance sheet at January 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                          April 30,
                                                                  -------------------------
                                                                      2002          2001
                                                                  -----------   -----------
REVENUES
  License fees                                                    $     4,551   $        --
  Maintenance fees                                                     36,095        27,720
  Consulting and Other fees                                             3,600         9,002
                                                                  -----------   -----------
    Total revenues                                                     44,246        36,722

EXPENSES
  Software development and technical support                           38,446        47,092
  Provision to write-down previously capitalized software costs       620,633            --
  Selling and administrative                                          105,240       159,669
                                                                  -----------   -----------
    Total expenses                                                    764,319       206,761
                                                                  -----------   -----------
    (Loss) from operations                                           (720,073)     (170,039)

OTHER INCOME (EXPENSE)
  Settlements of previously recorded accounts payable                  41,857            --
  Discharge by officer of loans payable to him                         20,300            --
  Interest/capital gain income (loss)                                      --       (16,412)
  Minority share of consolidated subsidiary's loss                         --        31,116
                                                                  -----------   -----------
    Total other income                                                 62,157        14,704
                                                                  -----------   -----------
    Net (loss)                                                    $  (657,916)  $  (155,335)
                                                                  ===========   ===========
    Weighted average shares outstanding                            21,096,969    21,096,969
                                                                  ===========   ===========
    Income (Loss) per share                                       $     (0.03)  $     (0.01)
                                                                  ===========   ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three months ended
                                                               April 30,
                                                         ---------------------
                                                            2002        2001
                                                         ---------   ---------
Cash flows from operating activities
  Net (loss)                                             $(657,916)  $(155,335)
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                911      44,076
  Changes in assets and liabilities
    Accounts receivable                                    (21,063)     60,544
    Prepaid expenses and other current assets                7,081       5,195
    Accrued payroll                                        (81,817)         --
    Payroll and other taxes payable                         (2,681)       (957)
    Accounts payable and accrued expenses                  (29,372)     56,521
    Due to officer                                         (33,201)
    Deferred revenues                                       (7,423)     28,028
                                                         ---------   ---------
      Net cash provided (used) by operating activities    (825,481)     38,072
                                                         ---------   ---------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures          3,801
  Capital expenditures                                          --      (4,636)
  Change in capitalized software development costs         652,949     (83,383)
  Sales of marketable securities                                --      62,352
                                                         ---------   ---------
      Net cash used in investing activities                656,750     (25,667)
                                                         ---------   ---------
Cash flows from financing activities
  Minority interest and loss in excess of investments      178,000     (31,116)
                                                         ---------   ---------
      Net cash provided (used) by financing activities     178,000     (31,116)
                                                         ---------   ---------
      NET INCREASE (DECREASE) IN CASH                        9,269     (18,711)
Cash at beginning of year                                    3,511      22,846
                                                         ---------   ---------
Cash at end of period                                    $  12,780   $   4,135
                                                         =========   =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the three month periods ended April 30, 2002 and 2001 (b) the consolidated financial position at April 30, 2002 and (c) the consolidated statements of cash flows for the three month period ended April 30, 2002 and 2001 have been made. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

We operated primarily through our subsidiaries:

                        Our Approximate
Name of Subsidiary   Percentage Ownership
------------------   --------------------
Multi Soft, Inc.             51.3%
FreeTrek, Inc.               45.8%
NetCast, Inc.                  75%

Our financial statements are consolidated with our subsidiaries. In January 2000, the operations of NetCast were discontinued. In January 2003, the operations of FreeTrek were discontinued. In March 2005, the operations of Multi Soft were discontinued and the Company ceased all operations except for obtaining additional financing and continuing efforts to find an acquirer.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended January 31, 2002 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on May 23, 2002.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $657,916 for the three months ended April 30, 2002 and no longer has cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002,, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

Current liabilities still exceed cash and receivables by approximately $252,000 as of July 31, 2006 indicating that the Company will not be able to meet its financial obligations for the foreseeable future. These factors indicate that the Company will not continue as a going concern unless it is acquired in a reverse merger transaction.

As further discussed in Note F, current management is seeking acquisition of the Company through a reverse merger transaction The Company believes that these measures may provide sufficient liquidity for it to continue as a going concern.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3. Capitalization of Computer Software Development Costs

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at April 30, 2002 were $340,914 (net of valuation allowance of $276,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

The capitalized development costs for FreeTrek were written off during the quarter ended April 30, 2002 as we later determined that the costs would never be realized.

4. Revenue Recognition

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

6. Income (Loss) Per Share

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of common stock outstanding.

Net loss per common share - diluted does not include potential common shares derived from stock options and warrants (see Note C) because they are antidilutive.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

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

9. Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at April 30, 2002 as follows: capitalized software development costs - $276,000 and; amounts due from affiliates - $200,000.

10. Risks, uncertainties and certain concentrations of credit risk and economic dependency

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

11. Impact of Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Corrections - A Replacement of APB No. 29 and FASB No. 3." The statement changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.

In December 2004, the FASB issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees", and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity investments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This statement requires all share based payments to employees including grants of employee stock options, to be recognized in the financial statements. The proforma disclosures previously permitted will no longer be an alternative to financial statement recognition. For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 31, 2005. We will adopt this new standard effective for the first quarter of 2006. Future compensation expense may be impacted by various factors including the number of options granted and their related fair value at the date of grant.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

In December, 2004, the FASB issued Statement No. 153 "Exchange of Nonmonetary Assets - an amendment to APB Opinion No. 29". The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for the nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of this statement will have any material effect on the Company.

In November, 2004, the FASB issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any material effect on the Company.

NOTE D - LITIGATION

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

As of October 17, 2006, there is one outstanding judgment against the Company:

      o New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.

As of October 17, 2006, there are four outstanding judgments against Multi Soft,
Inc.:

      o New York State Department of Taxation and Finance for $13,889 filed on March 26, 2002.

      o New York State Department of Taxation and Finance for $6,691 filed on April 22, 1994.

      o     State of New Jersey for $5,183.78 filed August 24, 1994.

      o     A commercial service provider for $15,972 filed on March 14, 2003.

All of the above mentioned judgments are reflected in the balance sheets under various captions in current liabilities.

In May 1997, a lawsuit was commenced against NetCast by former consultants for approximately $113,000. The Company vigorously defended the lawsuit. During the fiscal year ended January 31, 2000 this lawsuit was found in favor of the plaintiff. Although NetCast is liable for the damages from this lawsuit, it has no assets and has discontinued operations. Consequently, no future income will be earned and NetCast will never have any assets. The Company is not liable for the debts of NetCast. The liability for this award has been included in the consolidated financial statements under the caption "Litigation judgment payable
- NetCast subsidiary".

NOTE E - STOCKHOLDERS' DEFICIENCY

Stock and Option Compensation Plan

In June 1993, the Company adopted an Employee, Consultant and Advisory Stock and Option Compensation Plan (the "Plan"). Pursuant to the terms of the Plan, an aggregate of up to 2,500,000 shares of common stock, $0.001 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. To date, an aggregate of 1,477,380 shares has been issued pursuant to the Plan.

Prior Period Adjustment

Effective for the quarter ended April 30, 2002, the Company determined that the liability of $113,000 for the NetCast litigation judgment awarded during the fiscal year ended January 31, 2000, should have been recorded and reflected on the consolidated balance sheets. Accordingly, the opening accumulated deficit was adjusted by the previously omitted liability of $113,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

NOTE F - COMMITMENTS AND OTHER COMMENTS

Operating Leases:

In February 2002, Multi Soft entered into an office lease for a two-year term through February 14, 2004. The lease requires monthly payments of $2,000 through January 2003 and $2,125 from February 2003 through January 2004. The Company has deposited $6,000 as security with the landlord.

Employment Agreements:

Multi Soft has employment agreements with two officers which provide aggregate minimum annual compensation of $200,000 through July 1999, and which are automatically renewed annually.

These officers, Charles Lombardo and Miriam Jarney, have each relinquished unpaid salaries.

In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year's after tax profits of Multi Soft. Mr. Lombardo and Ms. Jarney have agreed to forego this additional compensation since fiscal 1997.

NetCast Subsidiary:

NetCast, Inc. is a subsidiary company and was incorporated in April of 1996. It is in the business of developing new Internet technologies to create a series of products and businesses that will extend the power of advertising on the Internet. The Company currently owns 75% of NetCast. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney. NetCast developed certain software products and attempted to raise private funding for its operations.

In January 2000 the Board of Directors decided to discontinue any further operations of NetCast, Inc. with the result that a loss from discontinued operations in the amount of $87,462 was reflected in the statement of operations for the fiscal year ended January 31, 2000.

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended April 30, 2002 and 2001 are as follows:

                                             2002   2001
                                             ----   ----
Cash paid during the year for interest       $NIL   $NIL
Cash paid during the year for income taxes   $NIL   $NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

NOTE H - INCOME TAXES

The Company and its subsidiaries are delinquent in filing Federal and state income tax returns. The last tax returns filed were for the year ended January 31, 2002.

As a result of losses incurred in recent years, the Company and its subsidiaries separately have net operating loss carry-forwards available to offset future federal taxable income of approximately $8.1 million as of January 31, 2002 (estimated at approximately $9 million at January 31, 2006, after the filing of tax returns which has not as yet been done). These losses expire at various dates through 2022. Because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $2,754,000 has been provided on the deferred tax asset.

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforwards and other deferred tax assets for tax purposes may be limited annually under Code Section 382 to a percentage (about 5%) of the fair market value of the Company at the time of any such ownership change. Once the ownership changes referred to in Subsequent Events herein are effectuated, the Company may no longer be able to utilize the

The Company adopted, effective February 1, 1993, SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, "Accounting for Income Taxes" deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are capitalized software development costs, deferred compensation, deferred revenues and allowance for uncollectible accounts. Due to the aforementioned net operating loss carryovers, there is no deferred or current tax expense, nor any tax assets or tax liabilities.

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $360,211 as of April 30, 2002.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

Multi Soft provided certain services and office space to NetCast, Inc., a subsidiary of Multi Solutions. NetCast discontinued its operations so no reimbursement of these amounts is expected.

Multi Soft provided office space, consulting and administrative services to FreeTrek. Inc. Multi Soft billed FreeTrek for these services and expense allocations, but was never collected and was written off. All of these transactions were eliminated in consolidation.

NOTE J - SUBSEQUENT EVENTS

SECURITY PURCHASE AGREEMENT

On April 25, 2005, the Company entered into a Security Purchase Agreement among Robert L. Frome, Bridge Ventures, Inc. (the "Purchasers"), Multi Soft, and two principal shareholders of the Company and Multi Soft, Charles J. Lombardo, former chairman, president, and CEO of the Company ("Lombardo"), and Miriam G. Jarney, executive vice president and director of the Company ("Jarney") (the "Agreement"). Pursuant to the Agreement, Multi Solutions issued $70,000 principal amount of its 6% Convertible Debentures due May 1, 2006 ("Multi Debentures") to the Purchasers, and Multi Soft issued $24,000 principal amount of its 6% Convertible Debentures due May 1, 2006 ("Multi Soft Debentures") to the Purchasers. The Agreement provided for, among things, (a) repayment of certain liabilities totaling $94,000 of both the Company and Multi Soft, (b) the resignation of Lombardo and Jarney as principal executive officers and directors, and (c) certain preemption rights between the Purchasers and shareholders of the Company and Multi Soft.

The Multi Debentures are convertible into 49,226,262 shares of the Company's common stock, $.001 par value. The Multi Soft Debentures are convertible into 31,988,980 shares of Multi Soft common stock, $.001 par value. As of the date of this Report, the Company has 40,000,000 shares of authorized common stock, with 21,096,969 shares outstanding. Multi Soft has 30,000,000 shares of authorized common stock, with 13,709,477 shares outstanding.

Pursuant to the Agreement, the Company and Multi Soft appointed Jerome Goubeaux as President and director, and Ken Roberts as Secretary and director: the sole officers and directors for each company.

On May 27, 2005, the Company and Multi Soft entered into a Debenture Purchase Agreement with Michael Potter ("Potter") - whereby the Company issued to Potter $35,000 principal amount of its Multi Debentures, and Multi Soft issued $12,000 principal amount of its Multi Soft Debentures.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002 and 2001

Although insufficient amounts of common stock are authorized to allow full conversion of the Multi and Multi Soft Debentures, the Agreement provided for voting proxies from Lombardo and Jarney to the Purchasers to facilitate amending the companies' articles of incorporation. Subsequent to amending the Company's and Multi Soft's articles of incorporation to increase the authorized shares, and assuming the full conversion of Multi and Multi Soft Debentures, the Purchasers will own approximately 52% of the Company and Multi Soft outstanding common stock, and Potter will own approximately 26% of the Company and Multi Soft outstanding common stock.

REGULATORY COMMUNICATIONS

On July 27, 2005, the Company received a letter from the Securities and Exchange Commission, notifying the Company that it was subject to deregistration pursuant to Section 12 of the Exchange Act for failure to comply with SEC reporting requirements. The Company responded and provided the SEC with a timetable for filing all delinquent reports and to comply with the Exchange Act by October 31, 2006. The Company believes it will be able to comply with the Exchange Act by October 31, 2006, but there can be no assurance that it will comply, or that its compliance will be sufficient to forestall deregistration.

SHARE BASED COMPENSATION

On September 15, 2006, the Board of Directors resolved to compensate the company's internal accountant for services rendered as follows: issue 1,050,000 shares of the Company's common stock and cashless warrants for the purchase of 3,930,000 shares of the Company's common stock exercisable at $.001 per share.

Also on the date, the Board of Directors of Multi Soft, Inc. resolved to compensate the company's internal accountant for services rendered as follows: issue 675,000 shares of Multi Soft, Inc. common stock and cashless warrants for the purchase of 2,565,000 shares of Multi Soft, Inc. common stock exercisable at $.001 per share.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This quarterly report on form 10-QSB contains certain forward-looking statements regarding, among other things, our anticipated financial and operating results and those of our subsidiaries. For this purpose, forward-looking statements are any statements contained in this report that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause our or our subsidiaries' actual results to differ materially from those projected in forward looking statements made by, or on behalf of, us.

Results of Operations

Three months ended April 30, 2002 compared to Three months ended April 30, 2001

We generated revenues during the three months ended April 30, 2002, of $44,426 compared to revenues of $36,722 during the three months ended April 30, 2001. The revenues during all these periods were generated by our subsidiary, Multi Soft. The increase in revenues of $7,704 or approximately 21% was due primarily to an increase in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a decrease in consulting fees.

Our operating expenses (excluding the write-down of previously capitalized software costs of $620,633) were $143,686 for the three months ended April 30, 2002 compared to $206,761 for the comparable three month period in fiscal 2002, a decrease of $63,075 or approximately 30.5% resulting from cost cutting initiatives.

We had other income of $62,157 during the first three months of fiscal 2003 compared to $14,704 of other income during the first three months of fiscal 2002. The increase resulted primarily from settlements of outstanding payables and the partial discharge of debt due to an officer.

As a result of all of the foregoing, we incurred a net loss for the first three months of fiscal 2003 of $657,916 compared to a net loss of $155,335 for the first three months of fiscal 2002, an increase of $502,581 or approximately 324%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At April 30, 2002, we had a negative working capital position of ($522,318), compared to negative working capital of ($700,063) at January 31, 2002 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  April 30, 2002   January 31, 2002
                  --------------   ----------------
Working capital     ($522,318)        ($700,063)
Current ratios        0.129:1           0.072:1

Cash increased $9,269 for the quarter ended April 30, 2002 compared to a decrease of $18,711 for the comparable period of the prior year. During the quarter ended April 30, 2002 we used $825,481 of cash for operating activities compared to $38,072 of cash provided by operating activities in the quarter ended April 30, 2001. The reason for the decrease in cash flow from operations was due primarily to using the proceeds of private placements to payoff some of our liabilities which were outstanding at the end of the last fiscal year as well as losses from the write-down of capitalized software development costs.

Dividend Policy

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

Item 3. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures:

      1. Management is responsible for establishing and maintaining adequate disclosure controls and procedures.

      2. MULTI SOLUTIONS, INC. was unable to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Principal Accounting Officer could not conclude that the Company's disclosure controls and procedures were effective both as of the period of this report and the date of this filing, in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company. However, we were able to determine the following:

      3. Our controls relating to disclosure and related assertions in the financial statements, particularly in the area of non-routine and non-systematic transactions were not adequate because recordkeeping was not kept up to date since January 31, 2002. However, through the use of an outside accounting consultant, we were able to correct errors and make the proper disclosures.

      We do not have any internal accounting staff and we will need to engage the assistance of a third party financial accounting consulting firm to prepare our accounting records and financial statements.

(b)   Changes in Internal Controls Over Financial Reporting:

      1. We have engaged the services of a financial accounting consultant to continue to monitor and prepare accounting records and financial statements as necessary.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note D to the Company's financial statements set forth in Part I.

ITEM 2. CHANGE IN SECURITIES

On April 25, 2005, the Company entered into a Security Purchase Agreement among Robert L. Frome, Bridge Ventures, Inc. (the "Purchasers"), Multi Soft, and two principal shareholders of the Company and Multi Soft, Charles J. Lombardo, former chairman, president, and CEO of the Company ("Lombardo"), and Miriam G. Jarney, executive vice president and director of the Company ("Jarney") (the "Agreement"). Pursuant to the Agreement, Multi Solutions issued $70,000 principal amount of its 6% Convertible Debentures due May 1, 2006 ("Multi Debentures") to the Purchasers, and Multi Soft issued $24,000 principal amount of its 6% Convertible Debentures due May 1, 2006 ("Multi Soft Debentures") to the Purchasers. The Agreement provided for, among things, (a) repayment of certain liabilities totaling $94,000 of both the Company and Multi Soft, (b) the resignation of Lombardo and Jarney as principal executive officers and directors, and (c) certain preemption rights between the Purchasers and shareholders of the Company and Multi Soft.

The Multi Debentures are convertible into 49,226,262 shares of the Company's common stock, $.001 par value. The Multi Soft Debentures are convertible into 31,988,980 shares of Multi Soft common stock, $.001 par value. As of the date of this Report, the Company has 40,000,000 shares of authorized common stock, with 21,096,969 shares outstanding. Multi Soft has 30,000,000 shares of authorized common stock, with 13,709,477 shares outstanding.

Pursuant to the Agreement, the Company and Multi Soft appointed Jerome Goubeaux as President and director, and Ken Roberts as Secretary and director: the sole officers and directors for each company.

On May 27, 2005, the Company and Multi Soft entered into a Debenture Purchase Agreement with Michael Potter ("Potter") - whereby the Company issued to Potter $35,000 principal amount of its Multi Debentures, and Multi Soft issued $12,000 principal amount of its Multi Soft Debentures.

Although insufficient amounts of common stock are authorized to allow full conversion of the Multi and Multi Soft Debentures, the Agreement provided for voting proxies from Lombardo and Jarney to the Purchasers to facilitate amending the companies' articles of incorporation. Subsequent to amending the Company's and Multi Soft's articles of incorporation to increase the authorized shares, and assuming the full conversion of Multi and Multi Soft Debentures, the Purchasers will own approximately 52% of the Company and Multi Soft outstanding common stock, and Potter will own approximately 26% of the Company and Multi Soft outstanding common stock.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MULTI SOLUTIONS, INC.


Dated: October 30, 2006                 By: /s/ Jerome Goubeaux
                                            ------------------------------------
                                        Name:  Jerome Goubeaux
                                        Title: Chief Executive Officer and
                                               Director


Dated: October 30, 2006                 By: /s/ Ken Roberts
                                            ------------------------------------
                                        Name: Ken Roberts
                                        Title: Secretary and Director