Form 10QSB/A
period 2002-07-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

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

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                              Outstanding at July 31, 2002
                 -----                              ----------------------------
Common Stock, par value $.001 per share                      21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

         Transitional Small Business Format (check one); Yes |_| No |X|

                             MULTI SOLUTIONS, INC.
                                 FORM 10-QSB-A
                         SIX MONTHS ENDED JULY 31, 2002

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1  Financial Statements (Unaudited):
        Balance Sheets..................................................     1-2
        Statements of Operations........................................       3
        Statements of Cash Flows........................................       4
        Notes to Financial Statements...................................    5-15
Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   16-17
Item 3. Controls and Procedures.........................................      18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................      19
Item 2. Change in Securities............................................      19
Signatures..............................................................      20
Certifications..........................................................      21
Exhibit 99.1............................................................      22

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2002 and January 31, 2002

                                                            As adjusted
                                                July 31,    January 31,
                                                 2002           2002
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $        --   $     3,511
  Accounts Receivable                              37,423        22,991
  Prepaid expenses and other current assets        19,226        27,696
                                              -----------   -----------
                                                   56,649        54,198
                                              -----------   -----------
FURNITURE AND EQUIPMENT
  Research and Development Equipment               27,199        24,982
  Office furniture and other equipment             19,429        89,225
                                              -----------   -----------
                                                   46,628       114,207
  Less: Accumulated Depreciation                   (6,790)      (64,102)
                                              -----------   -----------
                                                   39,838        50,105
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     2,250,915
  Less accumulated amortization                (1,124,284)   (1,047,052)
  Less valuation allowance                       (270,000)     (210,000)
                                              -----------   -----------
                                                  308,298       993,863
                                              -----------   -----------
                                              $   404,785   $ 1,098,166
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

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2002 and January 31, 2002

                                                                    As adjusted
                                                       July 31,      January 31,
                                                         2002           2002
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                          $     23,848
  Litigation judgment payable - NetCast subsidiary        113,000        113,000
  Accrued payroll                                              --         81,817
  Payroll and other taxes payable                          25,912         28,589
  Accounts Payable, Accrued  expenses and
    other Current Liabilities                             181,479        226,788
  Accrued officer compensation                            178,668        178,668
  Due to officer                                           36,946         52,847
  Deferred Revenues                                        54,869         72,552
                                                     ------------   ------------
                                                          614,722        754,261
                                                     ------------   ------------

  Deferred compensation due officer /shareholders         586,605        586,605

  Minority interest in subsidiaries                       811,992        633,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                 21,098         21,098
  Additional paid-in capital                            9,219,532      9,219,532
  Accumulated deficit                                 (10,849,165)   (10,117,322)
                                                     ------------   ------------
                                                       (1,608,535)      (876,692)
                                                     ------------   ------------
                                                     $    404,785   $  1,098,166
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

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

                                                                      Six Months Ended           Three Months Ended
                                                                          July 31,                     July 31,
                                                                  -------------------------   -------------------------
                                                                      2002          2001          2002         2001
                                                                  -----------   -----------   -----------   -----------
REVENUES
  License fees                                                    $     8,020   $     9,698   $     3,469   $     9,698
  Maintenance fees                                                     74,556        73,701        38,461        45,981
  Consulting and Other fees                                            10,200        22,781         6,600        13,779
                                                                  -----------   -----------   -----------   -----------
    Total revenues                                                     92,776       106,180        48,530        69,458

EXPENSES
  Software development and technical support                           71,793        72,255        33,347
  Provision to write-down previously capitalized software costs       620,633            --                      25,163
  Selling and administrative                                          194,349       281,730        89,109       122,061
                                                                  -----------   -----------   -----------   -----------
    Total expenses                                                    886,776       353,985       122,456       147,224
                                                                  -----------   -----------   -----------   -----------
    (Loss) from operations                                           (794,000)     (247,805)      (73,926)      (77,766)

OTHER INCOME (EXPENSE)
  Settlements of previously recorded accounts payable                  41,857            --            --            --
  Discharge by officer of loans payable to him                         20,300            --            --            --
  Interest/capital gain income (loss)                                      --       (36,637)           --       (20,225)
  Minority share of consolidated subsidiary's loss                         --        66,852            --        35,736
                                                                  -----------   -----------   -----------   -----------
    Total other income                                                 62,157        30,215            --        15,511
                                                                  -----------   -----------   -----------   -----------
    Net (loss)                                                    $  (731,843)  $  (217,590)  $   (73,926)  $   (62,255)
                                                                  ===========   ===========   ===========   ===========
    Weighted average shares outstanding                            21,096,969    21,096,969    21,096,969    21,096,969
                                                                  ===========   ===========   ===========   ===========
    Income (Loss)per share                                       $     (0.03)  $     (0.01)  $     (0.00)  $     (0.00)
                                                                  ===========   ===========   ===========   ===========

      Some per share amounts may be less than $.01 and will appear as $0

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six months ended
                                                                 July 31,
                                                          ---------------------
                                                             2002        2001
                                                          ---------   ---------
Cash flows from operating activities
  Net (loss)                                              $(731,843)  $(217,590)
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                               1,989      87,969
  Changes in assets and liabilities
    Accounts receivable                                     (14,432)     70,211
    Prepaid expenses and other current assets                 8,470       5,354
    Accrued payroll                                         (81,817)     16,687
    Payroll and other taxes payable                          (2,677)      4,227
    Accounts payable and accrued expenses                   (45,308)    117,381
    Due to officer                                          (15,901)         --
    Deferred revenues                                       (17,683)     (9,973)
                                                          ---------   ---------
      Net cash provided (used) by operating activities     (899,202)     74,266
                                                          ---------   ---------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures           8,278          --
  Capital expenditures                                           --      (4,635)
  Change in capitalized software development costs          685,565    (192,666)
  Sales of marketable securities                                 --     168,000
                                                          ---------   ---------
      Net cash used in investing activities                 693,843     (29,301)
                                                          ---------   ---------
Cash flows from financing activities
  Increase in overdraft                                      23,848          --
  Minority interest and loss in excess of investments       178,000     (66,852)
                                                          ---------   ---------
      Net cash provided (used) by financing activities      201,848     (66,852)
                                                          ---------   ---------
      NET INCREASE (DECREASE) IN CASH                        (3,511)    (21,887)
Cash at beginning of year                                     3,511      22,846
                                                          ---------   ---------
Cash at end of period                                     $       0   $     959
                                                          =========   =========

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the six month periods ended July 31, 2002 and 2001 (b) the consolidated financial position at July 31, 2002 and (c) the consolidated statements of cash flows for the six month period ended July 31, 2002 and 2001 have been made. The results of operations for the six months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $731,843 for the six months ended July 31, 2002 and no longer has cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at July 31, 2002 were $308,298 (net of valuation allowance of $270,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

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

9. Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at July 31, 2002 as follows: capitalized software development costs - $270,000 and; amounts due from affiliates - $200,000.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

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

As of October 17, 2006, there is one outstanding judgment against the Company:

      o New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended July 31, 2002 and 2001 are as follows:
                                             2002   2001
                                             ----   ----
Cash paid during the year for interest       $NIL   $NIL
Cash paid during the year for income taxes   $NIL   $NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $366,831 as of July 31, 2002.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 and 2001

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

Results of Operations

Six months ended July 31, 2002 compared to six months ended July 31, 2001

We generated revenues during the six months ended July 31, 2002, of $92,776 compared to revenues of $106,180 during the six months ended July 31, 2001. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $13,404 or approximately 12.5% was due primarily to an decrease in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a decrease in consulting fees.

Our operating expenses (excluding the write-down of previously capitalized software costs of $620,633) were $266,143 for the six months ended July 31, 2002 compared to $353,985 for the comparable three month period in fiscal 2002, a decrease of $87,842 or approximately 24.8% resulting from cost cutting initiatives.

We had other income of $62,157 during the first six months of fiscal 2003 compared to $30,215 of other income during the first six months of fiscal 2002. The increase resulted primarily from settlements of outstanding payables and the partial discharge of debt due to an officer.

As a result of all of the foregoing, we incurred a net loss for the first six months of fiscal 2003 of $731,843 compared to a net loss of $217,590 for the first six months of fiscal 2002, an increase of $514,253 or approximately 236%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At July 31, 2002, we had a negative working capital position of ($558,074), compared to negative working capital of ($700,063) at January 31, 2002 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  July 31, 2002   January 31, 2002
                  -------------   ----------------
Working capital     ($558,074)        ($700,063)

Current ratios        0.092:1           0.072:1

Cash decreased $3,511 for the six months ended July 31, 2002 compared to a decrease of $21,887 for the comparable period of the prior year. During the six months ended July 31, 2002 we used $899,202 of cash for operating activities compared to $74,226 of cash provided by operating activities in the six months ended July 31, 2001. The reason for the decrease in cash flow from operations was due primarily to using the proceeds of private placements to payoff some of our liabilities which were outstanding at the end of the last fiscal year as well as losses from the write-down of capitalized software development costs.

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

                                     MULTI SOLUTIONS, INC.


Dated: October 30, 2006              By: /s/ Jerome Goubeaux
                                         ---------------------------------------
                                     Name:  Jerome Goubeaux
                                     Title: Chief Executive Officer and Director


Dated: October 30, 2006              By: /s/ Ken Roberts
                                         ---------------------------------------
                                     Name:  Ken Roberts
                                     Title: Secretary and Director