Form 10QSB
period 2002-10-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 2002

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

                                 Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                                    Outstanding at October 31, 2002
        -----                                    -------------------------------
Common Stock, par value                                      21,096,969
  $.001 per share

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                  FORM 10-QSB-A
                       NINE MONTHS ENDED OCTOBER 31, 2002

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION
Item 1   Financial Statements (Unaudited):
         Balance Sheets.................................................     1-2
         Statements of Operations.......................................       3
         Statements of Cash Flows.......................................       4
         Notes to Financial Statements..................................    5-15
Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   16-17
Item 3.  Controls and Procedures........................................      18
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..............................................      19
Item 2.  Change in Securities...........................................      19
Signatures..............................................................      20
Certifications..........................................................      21
Exhibit 99.1............................................................      22

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2002 and January 31, 2002

                                                                    As adjusted
                                                      October 31,   January 31,
                                                         2002         2002
                                                      -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                                $        --   $     3,511
  Accounts Receivable                                       9,649        22,991
  Prepaid expenses and other current assets                11,138        27,696
                                                      -----------   -----------
                                                           20,787        54,198
                                                      -----------   -----------

FURNITURE AND EQUIPMENT
  Research and Development Equipment                       24,631        24,982
  Office furniture and other equipment                     17,945        89,225
                                                      -----------   -----------
                                                           42,576       114,207
  Less: Accumulated Depreciation                           (6,790)      (64,102)
                                                      -----------   -----------
                                                           35,786        50,105
                                                      -----------   -----------
OTHER ASSETS
  Capitalized software development costs                1,702,582     2,250,915
  Less accumulated amortization                        (1,162,900)   (1,047,052)
  Less valuation allowance                               (264,000)     (210,000)
                                                      -----------   -----------
                                                          275,682       993,863
                                                      -----------   -----------
                                                      $   332,255   $ 1,098,166
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2002 and January 31, 2002

                                                                     As adjusted
                                                      October 31,    January 31,
                                                          2002          2002
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                          $      9,040
  Litigation judgment payable - NetCast subsidiary        113,000        113,000
  Accrued payroll                                              --         81,817
  Payroll and other taxes payable                          23,989         28,589
  Accounts Payable, Accrued expenses and
    other Current Liabilities                             168,820        226,788
  Accrued officer compensation                            178,668        178,668
  Due to officer                                           53,119         52,847
  Deferred Revenues                                        67,148         72,552
                                                     ------------   ------------
                                                          613,784        754,261
                                                     ------------   ------------

  Deferred compensation due officer /shareholders         586,605        586,605

  Minority interest in subsidiaries                       811,992        633,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
  $.001 par value, issued and outstanding
  21,096,969 and 21,096,969 respectively                   21,098         21,098
  Additional paid-in capital                            9,219,532      9,219,532
  Accumulated deficit                                 (10,920,756)   (10,117,322)
                                                     ------------   ------------
                                                       (1,680,126)      (876,692)
                                                     ------------   ------------
                                                     $    332,255   $  1,098,166
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Nine Months Ended          Three Months Ended
                                                                     October 31,                October 31,
                                                            -------------------------   -------------------------
                                                                2002          2001          2002         2001
                                                            -----------   -----------   -----------   -----------
REVENUES
  License fees                                              $     8,020   $    42,068   $        --   $    32,370
  Maintenance fees                                              102,331       119,041        27,775        45,340
  Consulting and Other fees                                      11,180        37,656           980        14,875
                                                            -----------   -----------   -----------   -----------
      Total revenues                                            121,531       198,765        28,755        92,585

EXPENSES
  Software development and technical support                    104,306       135,071        32,513        62,816
  Provision to write-down previously capitalized software
    costs                                                       620,633            --            --

  Selling and administrative                                    262,183       380,716        67,834        98,986
                                                            -----------   -----------   -----------   -----------
      Total expenses                                            987,122       515,787       100,347       161,802
                                                            -----------   -----------   -----------   -----------
      (Loss) from operations                                   (865,591)     (317,022)      (71,592)      (69,217)

OTHER INCOME (EXPENSE)
  Settlements of previously recorded accounts payable            41,857            --            --
  Discharge by officer of loans payable to him                   20,300            --            --
  Interest/capital gain income (loss)                                --       (36,639)           --            (2)
  Minority share of consolidated subsidiary's loss                   --        87,434            --        20,582
                                                            -----------   -----------   -----------   -----------
      Total other income                                         62,157        50,795            --        20,580

      Net (loss)                                            $  (803,434)  $  (266,227)  $   (71,592)  $   (48,637)
                                                            ===========   ===========   ===========   ===========

      Weighted average shares outstanding                    21,096,969    21,096,969    21,096,969    21,096,969
                                                            ===========   ===========   ===========   ===========

      Income (Loss) per share                               $     (0.04)  $     (0.01)  $     (0.00)  $     (0.00)
                                                            ===========   ===========   ===========   ===========

      Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three months ended
                                                               October 31,
                                                         ---------------------
                                                            2002       2001
                                                         ---------   ---------
Cash flows from operating activities
   Net (loss)                                            $(803,434)  $(266,227)
   Adjustments to reconcile net income to net cash
     provided by operating activities
   Depreciation and amortization                             3,182     131,762
   Changes in assets and liabilities
       Loss on sale of marketable securities                    --      36,268
       Accounts receivable                                  13,342     (46,530)
       Prepaid expenses and other current assets            16,558      (3,478)
       Accrued payroll                                     (81,817)     45,747
       Payroll and other taxes payable                      (4,600)        514
       Accounts payable and accrued expenses               (57,967)    241,466
       Accrued officer compensation                             --      25,000
       Due to officer                                          272          --
       Deferred revenues                                    (5,404)     43,392
                                                         ---------   ---------
         Net cash provided (used) by operating
           activities                                     (919,868)    207,914
                                                         ---------   ---------

Cash flows from investing activities
   Disposal and abandonment of property and fixtures        11,137          --
   Capital expenditures                                         --      (4,635)
   Change in capitalized software development costs        718,181    (268,889)
   Sales of marketable securities                               --     131,732
                                                         ---------   ---------

         Net cash used in investing activities             729,318    (141,792)
                                                         ---------   ---------

Cash flows from financing activities
   Increase in overdraft                                     9,040          --
   Minority interest and loss in excess
     of investments                                        178,000     (87,434)
                                                         ---------   ---------

         Net cash provided (used) by financing
           activities                                      187,040     (87,434)
                                                         ---------   ---------

         NET INCREASE (DECREASE) IN CASH                    (3,511)    (21,312)

Cash at beginning of year                                    3,511      22,846
                                                         ---------   ---------
Cash at end of period                                    $       0   $   1,534
                                                         =========   =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the nine month periods ended October 31, 2002 and 2001 (b) the consolidated financial position at October 31, 2002 and (c) the consolidated statements of cash flows for the nine month period ended October 31, 2002 and 2001 have been made. The results of operations for the nine months ended October 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $803,434 for the nine months ended October 31, 2002 and no longer has cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at October 31, 2002 were $275,682 (net of valuation allowance of $264,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at October 31, 2002 as follows: capitalized software development costs - $264,000 and; amounts due from affiliates - $200,000.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended October 31, 2002 and 2001 are as follows:

                                             2002   2001
                                             ----   ----
Cash paid during the year for interest       $NIL   $NIL
Cash paid during the year for income taxes   $NIL   $NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

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

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforwards and other deferred tax assets for tax purposes may be limited annually under Code Section 382 to a percentage (about 5%) of the fair market value of the Company at the time of any such ownership change. Once the ownership changes referred to in Subsequent Events herein are effectuated, the Company may no longer be able to utilize the net operating loss carryovers.

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $367,051 as of October 31, 2002.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

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

Pursuant to the Agreement, the Company and Multi Soft appointed PersonNameJerome Goubeaux as President and director, and Ken Roberts as Secretary and director: the sole officers and directors for each company.

On May 27, 2005, the Company and Multi Soft entered into a Debenture Purchase Agreement with Michael Potter ("Potter") - whereby the Company issued to Potter $35,000 principal amount of its Multi Debentures, and Multi Soft issued $12,000 principal amount of its Multi Soft Debentures.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002 and 2001

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

Results of Operations

Nine months ended October 31, 2002 compared to nine months ended October 31,
2001

We generated revenues during the nine months ended October 31, 2002, of $121,531 compared to revenues of $198,765 during the nine months ended October 31, 2001. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $77,234 or approximately 38.9% was due primarily to an decrease in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a decrease in consulting fees.

Our operating expenses (excluding the write-down of previously capitalized software costs of $620,633) were $366,489 for the nine months ended October 31, 2002 compared to $515,787 for the comparable nine month period in fiscal 2002, a decrease of $149,298 or approximately 28.9% resulting from cost cutting initiatives.

We had other income of $62,157 during the first nine months of fiscal 2003 compared to $50,795 of other income during the first nine months of fiscal 2002. The increase resulted primarily from settlements of outstanding payables and the partial discharge of debt due to an officer.

As a result of all of the foregoing, we incurred a net loss for the first nine months of fiscal 2003 of $803,434 compared to a net loss of $266,227 for the first nine months of fiscal 2002, an increase of $537,207 or approximately 202%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At October 31, 2002, we had a negative working capital position of ($592,997), compared to negative working capital of ($700,063) at January 31, 2002 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  October 31, 2002   January 31, 2002
                  ----------------   ----------------
Working capital      ($592,997)         ($700,063)
Current ratios         0.034:1            0.072:1

Cash decreased $3,511 for the nine months ended October 31, 2002 compared to a decrease of $21,312 for the comparable period of the prior year. During the nine months ended October 31, 2002 we used $919,867 of cash for operating activities compared to $207,914 of cash provided by operating activities in the nine months ended October 31, 2001. The reason for the decrease in cash flow from operations was due primarily to using the proceeds of private placements to payoff some of our liabilities which were outstanding at the end of the last fiscal year as well as losses from the write-down of capitalized software development costs.

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

                                     MULTI SOLUTIONS, INC.


Dated: October 30, 2006              By:/s/ Jerome Goubeaux
                                        ----------------------------------------
                                     Name: Jerome Goubeaux
                                     Title: President and Director


Dated: October 30, 2006              By: /s/ Ken Roberts
                                         ---------------------------------------
                                     Name: Ken Roberts
                                     Title: Secretary and Director