Form 10KSB
period 2003-01-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              |X| ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2003

                                       OR

            |_| TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12162

                              MULTI SOLUTIONS, INC.
                 (Name of Small business issuer in its charter)

            New Jersey                                   22-2418056
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

65 East 55th Street, 2nd Floor, New York, NY                         10022
  (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (212) 451-2254

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

                                                                  Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). |X|

The Issuer's consolidated revenues for the fiscal year ended January 31, 2003 was: $147,143.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($0.0) and ($0.0) bid price of such stock, as of October 17, 2006 is $NIL based upon $0.0 multiplied by the 14,701,454 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2003, is 21,096,969 shares, all of one class of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           FORWARD LOOKING STATEMENTS

            This Annual Report and any documents incorporated herein by reference, if any, contain forward-looking statements. These forward-looking statements refer to our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

            There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

                                     PART I

Item 1. Description of Business

The Company had nominal operations from 2002 to 2005, and completely discontinued operations in 2005. The Company may now be deemed to be a blank check company under Section 419 of the Securities Act of 1933, as amended. The only prospects for the Company and its subsidiaries is an acquisition in a reverse merger transaction.

General

            During our fiscal year ended January 31, 2003, we :

      o     supported our subsidiary, Multi Soft, Inc; and

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

            Multi Soft produced, marketed and maintained the following products:

      o COMRAD, which stands for Component Object Model Rapid Application Development, for 32 bit Windows 95, 98, 2000 and NT;

      o The Windows Communications Library (TM), commonly referred to as WCL, for Windows 3x, 95, 98 and NT; and

      o     INFRONT for DOS.

Multi Soft's product line consisted of tools for the development of client-server, front-ending, and Internet based applications using a mainframe or an Internet server.

Since the business operations ceased in 2005, no further discussion of the Company's products are contained in this document.

Key Services Provided by Multi Soft

            Multi Soft offered training and consulting services designed to help its new customers get a fast start in client/server development and to help existing customers with additional resources to facilitate successful production application roll-outs. Multi Soft also offered contract technical consulting services.

In-House Marketing and Sales

            Charles Lombardo and Miriam Jarney, two of our officers and directors, were responsible for sales and marketing of Multi Soft's products and services.

Distributors and Value Added Resellers (VARs)

            Multi Soft used international distributors and VARs on a non-exclusive basis to supplement its domestic sales and marketing efforts.

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

            FreeTrek was a business to business to consumer affinity group service company, commonly referred to as a B2B2C affinity group service company, that was marketing its products and services to businesses, referred to as sponsors, that want to create an Internet community of their current and future customers. We refer to this as a virtual private community or VPC. We discontinued operations of FreeTrek in 2003.

                                  NETCAST, INC.

            Our 75% subsidiary, NetCast, Inc., was created in 1996 to develop new Internet technologies to create a series of products and businesses that would extend the power of advertising on the Internet. Multi Soft provided services and office space to NetCast at cost for which it has billed approximately $240,000 through January 31, 2000, of which $78,000 was incurred during the fiscal year ended January 31, 1999. Multi Soft charged NetCast for this time. We have guaranteed NetCast's debt to Multi Soft. In January 2000, we decided to discontinue any further operations of NetCast. As a result, a loss of ($87,462) was reflected in our consolidated financial statements for the fiscal year ended January 31, 2000 as a loss from discontinued operations. During the year ended January 31, 2002, Multi Soft recorded a valuation allowance of $200,000 against this debt.

Employees

            We are essentially a holding company. Accordingly, we had only two employees, our executive officers: Charles J. Lombardo and Miriam Jarney. Multi Soft's employees devote such time as is necessary to our business. Currently, we have no employees.

            Multi Soft had one full time employee during the year ended January 31, 2003. Multi Soft previously had four technical and engineering personnel, who have been laid off due to our weak financial condition. We also had several independent consultants, who worked for us on an as needed basis.

            During the year ended January 31, 2003, FreeTrek had two employees, our executive officers: Charles J. Lombardo and Miriam Jarney. Multi Soft's employees devoted such time as is necessary to FreeTrek's business.

Competition

            Multi Soft operated in a business composed of strong competitors, many of which have substantially greater resources, are better established, and have a longer history of operations than Multi Soft. In addition, many competitors have more extensive facilities than those which were available to Multi Soft. These, among other factors, contributed to the Company's discontinuance of operations.

            FreeTrek competed with other firms and entities that provide marketing and advertising to companies, institutions and associations that want to retain and/or increase their client or membership base. Most of its competitors have substantially greater resources, are better established, and have a longer history of operations than FreeTrek. These, among other factors, contributed to the FreeTrek's discontinuance of operations.

                                  RISK FACTORS

      Our business is subject to numerous risk factors, including the following:

Since we discontinued operations in 2005, we have no operating history for evaluating our future business prospects.

Since we discontinued operations in 2005, we have no operating history nor any revenues or earnings from operations. We have little or no tangible assets or financial resources, and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will probably result in our incurring net operating losses that will increase continuously until we can consummate a business combination with a profitable business opportunity.

There is no assurance that our proposed operations will be successful.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intend to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control. There is no assurance that we will identify such a business opportunity and consummate such a business combination. Finally, our officers and directors have little direct experience with blank check companies or related transactions.

State blue sky registration laws restrict the resale of our stock.

Transferability of our common stock is very limited because a significant number of states have enacted regulations pursuant to their securities laws, or so-called "blue sky" laws, restricting or prohibiting the initial sale and subsequent resale of securities of "blank check" companies like ours within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, would not register our securities for sale or resale within their states. Because of these regulations, we currently have no plan to register any of our securities with any state. To ensure that any state laws are not violated through the resale of our securities, we will refuse to register the transfer of any of its securities to residents of any state that prohibit such resale, or if no exemption is available for such resale. It is not anticipated that a secondary trading market for our securities will develop in any state until subsequent to consummation of a business combination, if at all.

We face competition for business opportunities and combinations, and as a result we may never complete a merger or acquisition.

We are, and will continue to be, an insignificant participant in the business of seeking mergers, joint ventures, and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than we do, and consequently, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we also compete in seeking merger or acquisition candidates with numerous other small public companies.

Our officers and directors will only devote part time efforts due to their involvement in other business interests, which may further limit our likelihood of success.

While seeking a business combination, our officers and directors anticipate devoting up to twenty hours per month to our business. They will be the only people responsible in conducting our daily operations, including searches, evaluations, and negotiations with potential merger or acquisition candidates. We have not entered into any written employment agreement with any officers or directors and do not expect to do so in the foreseeable future. We have not obtained key man life insurance on any officer or director.

We may have potential business conflicts of interest with other companies formed by our officers and directors, which may not necessarily be favorable to us.

Our officers and directors participate in other business ventures that may compete directly with ours, including three other blank check companies. Additional conflicts of interest and non-arms length transactions may also arise in the future. We have adopted a policy that we will not enter into a business combination with any entity in which any member of management serves as an officer, director or partner, or in which such person or such person's affiliates or associates hold any ownership interest. The terms of a business combination may include that certain of our officers and directors remain in the new combination. Our officers and directors would directly benefit from such employment. Such benefits may influence our officers and directors choice of a target company. Our Articles of Incorporation provide that we indemnify our officers and directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used, or attached, to satisfy any liabilities subject to this indemnification.

Our lack of market research or marketing organization could adversely affect our ability to successfully find and conclude a merger or acquisition.

We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing a business combination.

If we are characterized as an investment company, we face significant legal requirements that have the potential to subject us to substantial liability and increase our costs of doing business.

Although we will be subject to regulation under the Securities Exchange Act of 1934 (the "Exchange Act"), we believe we will not be subject to regulation under the Investment Company Act of 1940, insofar as we are not engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In this event, we would be required to register as an investment company and would incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of the Act would subject us to material adverse consequences.

A consummated merger or acquisition will likely result in a change in control, and our current management will no longer have power to influence us.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of their common stock, or resign as members of the Board of Directors. The resulting change in our control could result in the removal of our current management and a corresponding reduction in or elimination of their participation in our future affairs.

Taxation concerns may influence whether a future identified business opportunity proceeds.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to the target entity and us; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Requirement of audited financial statements may disqualify business opportunities.

Section 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the target entity acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to deregistration, and if this were to occur, our attractiveness as an acquisition vehicle would be severely impaired.

On July 27, 2005, the Company received a letter from the Securities and Exchange Commission, notifying the Company that it was subject to deregistration pursuant to Section 12 of the Exchange Act for failure to comply with SEC reporting requirements. The Company responded and provided the SEC with a timetable for filing all delinquent reports and to comply with the Exchange Act by October 31, 2006. The Company believes it will be able to comply with the Exchange Act by October 31, 2006, but there can be no assurance that we will comply, or that our compliance will be sufficient to forestall deregistration. If we are deregistered, our attractiveness as an acquisition vehicle would be severely impaired.

Item 2. Description of Properties

In February 2002, Multi Soft entered into an office lease for a two-year term through February 14, 2004. The lease requires monthly payments of $2,000 through January 2003 and $2,125 from February 2003 through January 2004. Multi Soft has deposited $6,000 as security with the landlord. This lease ended and we no longer occupy this space.

Presently, we us the address of an investor at 65 East 55th Street, 2nd Floor, New York, NY as a mailing address, but we have no operations there.

Item 3. Legal Proceedings

            We are not presently a party to any material litigation. However, we Multi Soft and NetCast have been, from time to time, parties to legal actions arising in the normal course of our business. In the opinion of management, the disposition of these actions will not have a material effect on our financial position or results of operations taken as a whole.

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

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended January 31, 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

            (a) Market Information -- Our Common Stock is traded in the over-the-counter market, and is quoted on The OTC Bulletin Board (symbol:
"MULT").

            The following tables set forth the range of high and low closing bid prices for the our Common Stock on a quarterly basis for the year before this fiscal year as reported by Pink Sheets LLC (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). Historical information on trading prices since that date is not currently available. The current price of the common shares is $NIL.

                                   Bid Prices

Period - Fiscal Year 2002                High   Low
--------------------------------------   ----   ---
First Quarter ending April 30, 2001      .30     .12
Second Quarter ending July 31, 2001      .17     .12
Third Quarter ending October 31, 2001    .20    .085
Fourth Quarter ending January 31, 2002   .11    .055

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

Issuances of Common Stock

            We did not issue any securities during the last quarter of the year ended January 31, 2003.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This quarterly report on form 10-KSB contains certain forward-looking statements regarding, among other things, our anticipated financial and operating results and those of our subsidiaries. For this purpose, forward-looking statements are any statements contained in this report that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause our or our subsidiaries' actual results to differ materially from those projected in forward looking statements made by, or on behalf of, us.

Results of Operations

Year ended January 31, 2003 compared to year ended January 31, 2002

We generated revenues during the year ended January 31, 2003, of $147,143 compared to revenues of $290,823 during the year ended January 31, 2002. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $143,680 or approximately 49.4% was due primarily to an increase in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a decrease in consulting fees.

Our operating expenses (excluding the write-down of previously capitalized software costs of $620,633) were $362,865 for the year ended January 31, 2003 compared to $850,146 for fiscal 2002, a decrease of $487,281 or approximately 57% resulting from cost cutting initiatives.

We had other income of $62,157 during the year ended January 31, 2003 compared to $69,541 of other income during fiscal 2002. The other income for the year ended January 31, 2003 was primarily settlements of outstanding payables and the partial discharge of debt due to an officer.

As a result of all of the foregoing, we incurred a net loss for the year ended January 31, 2003 of $774,199 compared to a net loss of $489,782 for fiscal 2002, an increase of $284,417 or approximately 58%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At January 31, 2003, we had a negative working capital position of ($514,400), compared to negative working capital of ($700,063) at January 31, 2002 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  January 31, 2003   January 31, 2002
                  ----------------   ----------------
Working capital      ($514,400)          ($700,063)
Current ratios         0.020:1            0.072:1

Cash decreased $3,511 for the year ended January 31, 2003 compared to a decrease of $244,867 for the prior year. During the year ended January 31, 2003 we used $966,945 of cash for operating activities compared to $15,641 of cash used for operating activities in the year ended January 31, 2002. The reason for the change was that in the prior year we increased capitalized software development costs of $268,889, which is a use of cash funds.

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

Future Plan of Operation

      As of 2005, we may be considered a blank check company. We have no operations and no or nominal assets. Although we have no assets or operations, we believe we possess a stockholder base which will make us an attractive merger or acquisition candidate to an operating privately-held company seeking to become publicly-held.

      We intend to locate and combine with an existing, privately-held company which has profitable operations or, in our management's view, potential for earnings and appreciation of value of its equity securities, irrespective of the industry in which it is engaged. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined companies becoming an operating publicly-held corporation.

      Pending negotiation and consummation of a business combination, we anticipate that we will have, aside from carrying on our search for a combination partner, no business activities, and, thus, will have no source of revenue. Should we incur any significant liabilities prior to a combination with a private company, we may not be able to satisfy such liabilities as they are incurred.

      If our management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is likely that such efforts will exhaust our ability to continue to seek such combination opportunities before any successful combination can be consummated.

      In our pursuit for a business combination partner, our management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. Our management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish us with audited financial statements for its historical operations or can furnish audited financial statements in a timely manner. HFG may engage attorneys and/or accountants to investigate a combination candidate and to consummate a business combination. We may require payment of fees by such merger candidate to fund all or a portion of such expenses. To the extent we are unable to obtain the advice or reports from experts, the risks of any combined business combination being unsuccessful will be enhanced.

      We are not registered, and we do not propose to register, as an investment company under the Investment Company Act of 1940. We intend to conduct our business activities so as to avoid application of the registration and other provisions of the Investment Company Act of 1940 and the related regulations thereunder.

Item 7. Financial Statements

      The following financial statements are attached to the end of this report and have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.

                     MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2003

                                      INDEX

                                                                          Page #
                                                                          ------
Reports of Independent Certified Public Accountants                        F1-F2

Consolidated Balance Sheets - January 31, 2003 and 2002                    F3-F4

Consolidated Statements of Operations for Each of the Two Years in the
  Period Ended January 31, 2003                                               F5

Consolidated Statements of Changes in Stockholders' Deficiency for Each
  of the Two Years in the Period Ended January 31, 2003                       F6

Consolidated Statements of Cash Flows for Each of the Two Years in the
  Period Ended January 31, 2003                                               F7

Notes to Financial Statements                                             F8-F16

Schedules

            All schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

            There have been no disagreements with our independent accountants with respect to accounting and/or financial disclosure, during the past two fiscal years. We changed our independent accounting firm effective with the fiscal year ended January 31, 2003. Our auditing firm is Moore and Associates, Chartered.

Item 8a: CONTROLS AND PROCEDURES

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name                    Position(s) Held as of January 31, 2003
---------------------   ---------------------------------------
Charles J. Lombardo     Chairman of the Board of Directors,
                        Chief Executive Officer,
                        Chief Financial Officer and Treasurer
Miriam G. Jarney        Executive Vice President, Secretary and Director
Larry Spatz             Director
George Mansur Jr.       Director
James J. Kaput, Ph.D.   Director

Name              Position(s) Held as of May 26, 2005
---------------   -----------------------------------
Jerome Goubeaux   Chief Executive Officer
Ken Roberts       Secretary

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

            JEROME GOUBAUX, age 38, has served as president and director of the Registrant since April 2005. Since 1999, Mr. Goubeaux has been president of Bankstreet, Inc., a video advertising company. Prior to that, he worked in institutional sales for several large financial firms. In 1991, Mr. Goubeaux graduated from Swarthmore College in Pennsylvania with a B.A.

            KEN ROBERTS, age 69, has served as secretary and director of the Registrant since April 2005. Since 2001, Mr. Roberts has been president of Cero, Inc., a distributor of high-technology software products. From 1996 to 2001, he was executive vice president of BMS, Inc., a marketer of computer software for telephone back-office operations. Mr. Roberts graduated from West Virginia Wesleyan College in 1960. He received an M.A. in economics from West Virginia Wesleyan College in 1962.

Section 16(a) Beneficial Ownership Reporting Compliance

            To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 2003.

Item 10. Executive Compensation

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

                           SUMMARY COMPENSATION TABLE

                                                                                            Long Term Compensation
                                                                             ----------------------------------------------------
                                          Annual Compensation                         Awards                     Payouts
                           ------------------------------------------------  ------------------------  --------------------------
                                                               Other Annual  Restricted                                All Other
                                                               Compensation    Stock                   LTIP Payouts  Compensation
Name & Principle Position  Fiscal Year  Salary ($)  Bonus ($)       ($)       Award ($)  Options SARs      ($)            ($)
-------------------------  -----------  ----------  ---------  ------------  ----------  ------------  ------------  ------------
Charles J. Lombardo CEO        2003       $     0       $0          $     0       $0           $0          $0              $0
                               2002       $33,333       $0          $     0       $0           $0          $0              $0
                               2001       $50,000       $0      (A) $ 4,167       $0           $0          $0              $0
                               2000       $54,167       $0      (A) $16,700       $0           $0          $0              $0

Miriam Jarney Exec. V.P.       2003       $     0       $0          $     0       $0           $0          $0              $0
                               2002       $33,333       $0          $     0       $0           $0          $0              $0
                               2001       $54,167       $0          $     0       $0           $0          $0              $0
                               2000       $54,167       $0          $     0       $0           $0          $0              $0

(A)  Consulting fees

            The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                                               Percent of Total
                                             Options/SARs Granted   Exercise or
                                                to Employees in      Base Price   Expiration
Name                  Options/SARs Granted        Fiscal Year         ($/Sh)         Date
-------------------   --------------------   --------------------   -----------   ----------
Charles J. Lombardo           -0-                    --                 --             --
Miriam Jarney                 -0-                    --                 --             --

            The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

                                                 Number of
                                                 Securities       Value of
                        Shares                   Underlying     Unexercised
                      Acquired on     Value     Unexercised     In-The-Money
                       Exercise     Realized    Options/SARs    Options/SARs
Name                     (#)           ($)     at FY-End (#)   at FY-End ($)
-------------------   -----------   --------   -------------   -------------
Charles J. Lombardo      -0-           -0-          -0-             -0-
Miriam Jarney            -0-           -0-          -0-             -0-

Directors' Compensation

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

            On August 1, 1989, Multi Soft entered into a five-year employment agreement with Miriam Jarney, Executive Vice-President and a Director of both Multi Soft and Multi Solutions. This agreement is automatically renewed for additional periods, unless terminated by Multi Soft on twelve months notice or Ms. Jarney on six months notice. Ms. Jarney is entitled to annual salary increases of at least 10%, plus additional annual compensation equal to 1.5% of Multi Soft's after tax profits. The agreement also contains non-disclosure provisions and a one year restrictive covenant preventing Ms. Jarney from becoming employed by a similar company in any state or country in which Multi Soft does business, or engaging in any competitive business for her own account.

            In January of 1996, we issued 1,000,000 shares of our common stock to Mrs. Jarney in lieu of accrued salary of Multi Soft.

            In November 1999, we issued 250,000 shares to Ms. Jarney in lieu of past accrued salary of Multi Soft.

            Through fiscal 1997, Mr. Lombardo and Ms. Jarney accrued a portion of their Multi Soft salaries. The balance due between both officers as of January 31, 2000, on a consolidated basis, is $792,797 including deferred increases of $586,605. Since fiscal 1999, Mr. Lombardo and Ms. Jarney have relinquished that portion of their annual compensation that was owed but not paid for fiscal 1998 through fiscal 2000. All accrued deferred officer compensation aggregating $720,273 was forgiven during the fiscal year ended January 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management -- The number and percentage of shares of our common stock owned of record and beneficially by each owner of 5% or more of our common stock, each of our officers and directors and by all of our officers and directors as a group are set forth on the chart below.

                                                      Amount
                                                    and Nature
                                                  of Beneficial      Percent
Name and Address of Beneficial Owner                Ownership     of Class (1)
-----------------------------------------------   -------------   ------------
Charles J. Lombardo                                4,389,272(2)      20.8%
Chairman of the Board, Chief Executive Officer,
Chief Financial Officer, & Treasurer
1511 Laurie Lane, Yardley, PA 19067

Miriam G. Jarney                                   1,989,100(3)       9.4%
Executive Vice President, Secretary, Director
21 Doering Way, Cranford, NJ 07106

Larry Spatz                                                0(4)       0.0%
Director
3175 Commercial Ave., Suite 222
Northbrook, IL 60062

James J. Kaput, PhD                                   10,000             **
Director
473 Chase Road, N. Dartmouth, MA 02747

George E. Mansur, Jr                                   7,143             **
Director
1413 State Rd., Phoenixville, PA 19460

Robert L. Frome                                   24,613,131             (5)
c/o Olshan Grundman Frome et al.
65 East 55th Street
New York, NY 10022

Bridge Ventures, Inc.                             24,613,131             (5)
1241 Gulf of Mexico Dr.
Sarasota, FL 34228

Michael Potter                                    24,613,131             (5)
c/o Olshan Grundman Frome et al.
65 East 55th Street
New York, NY 10022

Jerome Goubeaux                                    2,461,313             (6)
41 John Street
New York, NY 10038

Ken Roberts                                          527,424             (6)
7115 Boulevard East
North Bergen, NJ 07047

All Executive Officers and Directors as a group
(5 persons)(7)                                     6,395,515(4)      30.3%

                                                      Amount
                                                    and Nature
                                                  of Beneficial      Percent
Name and Address of Beneficial Owner                Ownership     of Class (1)
-----------------------------------------------   -------------   ------------
Charles J. Lombardo                                 4,389,272(2)      20.8%
Chairman of the Board, Chief Executive Officer,
Chief Financial Officer, & Treasurer
1511 Laurie Lane, Yardley, PA 19067

Miriam G. Jarney                                    1,989,100(3)       9.4%
Executive Vice President, Secretary, Director
21 Doering Way, Cranford, NJ 07106

Larry Spatz                                                 0(4)       0.0%
Director
3175 Commercial Ave., Suite 222
Northbrook, IL 60062

James J. Kaput, PhD                                    10,000             **
Director
473 Chase Road, N. Dartmouth, MA 02747

George E. Mansur, Jr                                    7,143             **
Director
1413 State Rd., Phoenixville, PA 19460

Robert L. Frome                                    24,613,131             (5)
c/o Olshan Grundman Frome et al.
65 East 55th Street
New York, NY 10022

Bridge Ventures, Inc.                              24,613,131             (5)
1241 Gulf of Mexico Dr.
Sarasota, FL 34228

Michael Potter                                     24,613,131             (5)
c/o Olshan Grundman Frome et al.
65 East 55th Street
New York, NY 10022

Jerome Goubeaux                                     2,461,313             (6)
41 John Street
New York, NY 10038

Ken Roberts                                           527,424             (6)
7115 Boulevard East
North Bergen, NJ 07047

All Executive Officers and Directors as a group
(5 persons)(7)                                      6,395,515(4)      30.3%

**    Less than one percent.

(1) Based upon 21,096,969 shares of common stock outstanding on October 17, 2006.

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

(5) Represents shares of common stock issuable upon conversion of the Company's 6% Convertible Non-Negotiable Debentures ("Debentures"). Although insufficient amounts of common stock are authorized to allow full conversion of the Debentures, the Company will effectuate an increase in the authorized shares to permit such conversion. At that time, each of Robert L. Frome, Bridge Ventures, Inc., and Michael Potter will own approximately 26% of the outstanding common stock.

(6) In June 2005, the Company accepted subscriptions from Jerome Goubeaux and Ken Roberts for the respective amounts of common stock shown. These shares have not been issued.

(7)   Does not include Jerome Goubeaux and Ken Roberts (See footnote 6 above).

Item 12. Certain Relationships and Related Transactions

            Although there is no written agreement between us and Multi Soft granting us preemptive rights with regard to our majority ownership of Multi Soft common stock, in practice, we have acquired sufficient shares of Multi Soft's common stock to assure our majority ownership in Multi Soft. However, in a transaction which occurred in April 2005 convertible debentures were issued by Multi Soft which, if converted, would rest control with the debenture holder and we do not expect to be able to acquire sufficient shares to retain our majority ownership.

Item 13. Exhibits and Reports on Form 8-K

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

  10.b     Multi Soft Employment Agreement with Charles J. Lombardo (5)

  10.c     Multi Soft Employment Agreement with Miriam G. Jarney(5)

  10.d Copy of Non-Qualified Stock Option Plan, Stock Grant Program and Employee Incentive Stock Option Plan (3)

  10.g     Amendments to Non-Qualified Stock Option and Stock Grant Program (4)

   21.     List of Subsidiaries (6)

----------
1. Previously filed as an Exhibit to our Form S-18 Registration Statement, File No. 2-85710-NY filed with the Commission on July 14, 1983, and incorporated herein by reference.

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

Reports of Form 8-K

            No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2003. However, we filed a report Form 8-K on October 14, 2005 in connection with the sale of convertible debenture and departures/elections of officers and directors.

Item 14:

Audit fees

Aggregate fees bills by the Company's former principal accountant were $15,000 during the fiscal year ended January 31, 2003 and $16,500 during the fiscal year ended January 31, 2002.

Audit-Related Fees

There were no audit related fees in either period.

Audit Committee Policies and Procedures for Pre-Approval of Services

The board in lieu of a formal audit committee is in the process of formulating procedures for pre-approval of all audit, review and attest services and non-audit services.

                            SUPPLEMENTAL INFORMATION

            Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
    PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Multi Solutions Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of Multi Solutions Inc and Subsidiaries as of January 31, 2003, and the related statements of operations, stockholders' equity and cash flows through January 31, 2003 and for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions, Inc and Subsidiaries as of January 31, 2003 and the results of its operations and its cash flows through January 31, 2003 and the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note A to the financial statements, the Company and its subsidiaries has suffered losses from operations and have working capital deficiencies as of January 31, 2003 raising substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada

October 30, 2006

   2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702)
                                    253-7501


                                      -F1-

                             Kahn Boyd Levychin, LLP
                         70-20 Austin Street, Suite 126
                             Forest Hills, NY 11375
                                  718-575-5750

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Multi Solutions, Inc.

We have audited the accompanying balance sheet of Multi Solutions, Inc. and Subsidiaries as of January 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions, Inc. and Subsidiaries as of January 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Kahn Boyd Levychin, LLP

Kahn Boyd Levychin, LLP

New York, New York
May 3, 2002


                                      -F2-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2003 and 2002

                                                            As Restated
                                              January 31,   January 31,
                                                  2003          2002
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $        --   $     3,511
  Accounts Receivable                               3,440        22,991
  Prepaid expenses and other current assets         6,812        27,696
                                              -----------   -----------
                                                   10,252        54,198
                                              -----------   -----------
FURNITURE AND EQUIPMENT
  Research and Development Equipment               22,063        24,982
  Office furniture and other equipment             16,462        89,225
                                              -----------   -----------
                                                   38,525       114,207
  Less: Accumulated Depreciation                   (6,790)      (64,102)
                                              -----------   -----------
                                                   31,735        50,105
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     2,250,915
  Less accumulated amortization                (1,201,516)   (1,047,052)
  Less valuation allowance                       (258,000)     (210,000)
                                              -----------   -----------
                                                  243,066       993,863
                                              -----------   -----------
                                              $   285,053   $ 1,098,166
                                              ===========   ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F3-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2003 and 2002

                                                                    As Restated
                                                     January 31,    January 31,
                                                        2003           2002
                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                         $      7,947
  Litigation judgment payable - NetCast
    subsidiary                                           113,000        113,000
  Accrued payroll                                             --         81,817
  Payroll and other taxes payable                         26,792         28,589
  Accounts Payable, Accrued  expenses and
    other  Current Liabilities                           130,415        226,788
  Accrued officer compensation                           133,668        178,668
  Due to officer                                          57,319         52,847
  Deferred Revenues                                       55,511         72,552
                                                    ------------   ------------
                                                         524,652        754,261
                                                    ------------   ------------

  Deferred compensation due officer /shareholders        586,605        586,605

  Minority interest in subsidiaries                      811,992        633,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                21,098         21,098
  Additional paid-in capital                           9,232,227      9,219,532
  Accumulated deficit                                (10,891,521)   (10,117,322)
                                                    ------------   ------------
                                                      (1,638,196)      (876,692)
                                                    ------------   ------------
                                                    $    285,053   $  1,098,166
                                                    ============   ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F4-

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended
                                                             January 31,
                                                     -------------------------
                                                         2003          2002
                                                     -----------   -----------
REVENUES
  License fees                                       $     9,634   $    44,063
  Maintenance fees                                       126,329       218,220
  Consulting and Other fees                               11,180        28,540
                                                     -----------   -----------
    Total revenues                                       147,143       290,823

EXPENSES
  Software development and technical support             137,224       178,139
  Provision to write-down previously capitalized
    software costs                                       620,634       462,007
  Selling and administrative                             225,641       210,000
                                                     -----------   -----------
    Total expenses                                       983,499       850,146
                                                     -----------   -----------
    (Loss)  from operations                             (836,356)     (559,323)

OTHER INCOME (EXPENSE)
  Settlements of previously recorded accounts
    payable                                               41,857            --
  Discharge by officer of loans payable to him            20,300            --
  Interest/capital gain income (loss)                         --       (35,830)
  Minority share of consolidated subsidiary's loss            --       105,371
                                                     -----------   -----------
    Total other income                                    62,157        69,541
                                                     -----------   -----------
    Net (loss)                                       $  (774,199)  $  (489,782)
                                                     ===========   ===========
    Weighted average shares outstanding               21,096,969    21,096,969
                                                     ===========   ===========
    Income (Loss) per share                          $     (0.04)  $     (0.02)
                                                     ===========   ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F5-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Years ended January 31, 2003 and 2002

                                              Common Stock                                                            Total
                                          --------------------   Additional paid-    Accumulated     Deferred     Stockholders'
                                            Shares      Amount      in capital         deficit     Compensation     Deficiency
                                          ----------   -------   ----------------   ------------   ------------   -------------
Balance at January 31, 2001               21,096,969   $21,098      $9,232,227      $ (9,514,540)    $(12,695)     $  (273,910)
Prior period adjustment for NetCast
  litigation judgment                                                                   (113,000)                     (113,000)
                                          ----------   -------      ----------      ------------     --------      -----------
Balance at January 31, 2001 as adjusted   21,096,969    21,098       9,232,227        (9,627,540)     (12,695)        (386,910)
Net loss                                                                                (489,782)                     (489,782)
                                          ----------   -------      ----------      ------------     --------      -----------
Balance at January 31, 2002               21,096,969    21,098       9,232,227       (10,117,322)     (12,695)        (876,692)
Amortization of stock grants                                                                           12,695           12,695
Net loss                                                                                (774,199)                     (774,199)
                                          ----------   -------      ----------      ------------     --------      -----------
Balance at January 31, 2003               21,096,969   $21,098      $9,232,227      $(10,891,521)    $     --      $(1,638,196)
                                          ==========   =======      ==========      ============     ========      ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F6-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended
                                                                  January 31,
                                                           ---------------------
                                                              2003       2002
                                                           ---------   ---------
Cash flows from operating activities
  Net (loss)                                               $(774,199)  $(489,782)
  Adjustments to reconcile net income  to net cash
    provided by operating activities
  Depreciation and amortization                                4,375     131,762
  Changes in assets and liabilities
      Loss on sale of marketable securities                       --      36,268
      Accounts receivable                                     19,551     (46,530)
      Prepaid expenses and other current assets               20,884      (3,478)
      Accrued payroll                                        (81,817)     45,747
      Payroll and other taxes payable                         (1,797)        514
      Accounts payable and accrued expenses                  (96,373)    241,466
      Accrued officer compensation                           (45,000)     25,000
      Due to officer                                           4,472          --
      Deferred revenues                                      (17,041)     43,392
                                                           ---------   ---------
        Net cash  provided (used) by operating
          activities                                        (966,945)    (15,641)
                                                           ---------   ---------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures           13,995          --
  Capital expenditures                                            --      (4,635)
  Change in capitalized software development costs           750,797    (268,889)
  Sales of marketable securities                                  --     131,732
                                                           ---------   ---------
        Net cash used in investing activities                764,792    (141,792)
                                                           ---------   ---------
Cash flows from financing activities
  Increase in overdraft                                        7,947          --
  Expired and forfieted stock grants                          12,695          --
  Minority interest and loss in excess of investments        178,000     (87,434)
                                                           ---------   ---------
        Net cash provided (used) by financing activities     198,642     (87,434)
                                                           ---------   ---------
        NET INCREASE (DECREASE) IN CASH                       (3,511)   (244,867)
Cash at beginning of year                                      3,511      22,846
                                                           ---------   ---------
Cash at end of period                                      $      (0)  $(222,021)
                                                           =========   =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F7-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003 and 2002

NOTE A - FINANCIAL STATEMENTS - BASIS OF REPORTING

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $774,199 for the year ended January 31, 2003 and no longer has cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002,,which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

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


                                      -F8-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003 and 2002

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

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at January 31, 2003 were $243,066 (net of valuation allowance of $258,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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


                                      -F9-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003 and 2002

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at January 31, 2003 as follows: capitalized software development costs - $258,000 and; amounts due from affiliates - $200,000.

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


                                      -F10-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003 and 2002

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


                                      -F11-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003 and 2002

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

NOTE C - LITIGATION

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

As of October 17, 2006, there is one outstanding judgment against the Company:

            o New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.

As of October 17, 2006, there are four outstanding judgments against Multi Soft,
Inc.:

            o New York State Department of Taxation and Finance for $13,889 filed on March 26, 2002.


                                      -F12-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003 and 2002

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

NOTE D - STOCKHOLDERS' DEFICIENCY

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

NOTE E - COMMITMENTS AND OTHER COMMENTS

Operating Leases:

In February 2002, Multi Soft entered into an office lease for a two-year term through February 14, 2004. The lease requires monthly payments of $2,000 through January 2003 and $2,125 from February 2003 through January 2004. The Company has deposited $6,000 as security with the landlord.


                                      -F13-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003 and 2002

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

NOTE F - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for the years ended January 31, 2003 and 2002 are as follows:

                                             2003   2002
                                             ----   ----
Cash paid during the year for interest       $NIL   $NIL
Cash paid during the year for income taxes   $NIL   $NIL

NOTE G - INCOME TAXES

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


                                      -F14-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003 and 2002

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

NOTE H - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $367,051 as of January 31, 2003.

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

NOTE I - SUBSEQUENT EVENTS

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


                                      -F15-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2003 and 2002

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


                                      -F16-

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