Form 10QSB
period 2003-04-30
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2003

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

                 Class                             Outstanding at April 30, 2003
                 -----                             -----------------------------
Common Stock, par value $.001 per share                    21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED APRIL 30, 2003

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited):
        Balance Sheets .................................................     1-2
        Statements of Operations .......................................       3
        Statements of Cash Flows .......................................       4
        Notes to Financial Statements ..................................    5-15
Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................   16-17
Item 3. Controls and Procedures ........................................      18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..............................................      19
Item 2. Change in Securities ...........................................      19
Signatures .............................................................      20
Certifications .........................................................      21
Exhibit 99.1 ...........................................................      22

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2003 and January 31, 2003

                                               April 30,     January 31,
                                                  2003          2003
                                              -----------   ------------
ASSETS
CURRENT ASSETS
  Cash                                        $     2,025   $        --
  Accounts Receivable                                             3,440
  Prepaid expenses and other current assets         5,026         6,812
                                              -----------   -----------
                                                    7,051        10,252
                                              -----------   -----------
FURNITURE AND EQUIPMENT
  Research and Development Equipment               19,495        22,063
  Office furniture and other equipment             14,978        16,462
                                              -----------   -----------
                                                   34,473        38,525
  Less: Accumulated Depreciation                   (6,790)       (6,790)
                                              -----------   -----------
                                                   27,683        31,735
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,240,132)   (1,201,516)
  Less valuation allowance                       (252,000)     (258,000)
                                              -----------   -----------
                                                  210,450       243,066
                                              -----------   -----------
                                              $   245,185   $   285,053
                                              ===========   ===========

Note: The balance sheet at January 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2003 and January 31, 2003

                                                       April 30,     January 31,
                                                         2003          2003
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                          $         --   $      7,947
  Litigation judgment payable - NetCast subsidiary        113,000        113,000
  Payroll and other taxes payable                          26,701         26,792
  Accounts Payable, Accrued  expenses and
    other Current Liabilities                             134,457        130,415
  Accrued officer compensation                            133,668        133,668
  Due to officer                                           58,819         57,319
  Deferred Revenues                                        44,706         55,511
                                                     ------------   ------------
                                                          511,351        524,652
                                                     ------------   ------------

  Deferred compensation due officer /shareholders         586,605        586,605

  Minority interest in subsidiaries                       811,992        811,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                 21,098         21,098
  Additional paid-in capital                            9,232,227      9,232,227
  Accumulated deficit                                 (10,918,088)   (10,891,521)
                                                     ------------   ------------
                                                       (1,664,763)    (1,638,196)
                                                     ------------   ------------
                                                     $    245,185   $    285,053
                                                     ============   ============

Note: The balance sheet at January 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                          April 30,
                                                                  -------------------------
                                                                      2003          2002
                                                                  -----------   -----------
REVENUES
  License fees                                                    $    19,875   $     4,551
  Maintenance fees                                                     23,325        36,095
  Consulting and Other fees                                                --         3,600
                                                                  -----------   -----------
    Total revenues                                                     43,200        44,246

EXPENSES
  Software development and technical support                           33,062        38,446
  Provision to write-down previously capitalized software costs            --       620,633
  Selling and administrative                                           36,706       105,240
                                                                  -----------   -----------
    Total expenses                                                     69,768       764,319
                                                                  -----------   -----------
    (Loss) from operations                                            (26,568)     (720,073)

OTHER INCOME (EXPENSE)
  Settlements of previously recorded accounts payable                      --        41,857
  Discharge by officer of loans payable to him                             --        20,300
                                                                  -----------   -----------
    Total other income                                                     --        62,157
                                                                  -----------   -----------
    Net (loss)                                                    $   (26,568)  $  (657,916)
                                                                  ===========   ===========
    Weighted average shares outstanding                            21,096,969    21,096,969
                                                                  ===========   ===========
    Income (Loss) per share                                       $     (0.00)  $     (0.03)
                                                                  ===========   ===========

Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended
                                                                  April 30,
                                                            --------------------
                                                              2003        2002
                                                            --------   ---------
Cash flows from operating activities
  Net (loss)                                                $(26,568)  $(657,916)
  Adjustments to reconcile net income  to net cash
    provided by operating activities
  Depreciation and amortization                                1,193         911
  Changes in assets and liabilities
      Accounts receivable                                      3,440     (21,063)
      Prepaid expenses and other current assets                1,786       7,081
      Accrued payroll                                             --     (81,817)
      Payroll and other taxes payable                            (91)     (2,681)
      Accounts payable and accrued expenses                    4,042     (29,372)
      Due to officer                                           1,500     (33,201)
      Deferred revenues                                      (10,805)     (7,423)
                                                            --------   ---------
        Net cash  provided (used) by operating activities    (25,503)   (825,481)
                                                            --------   ---------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures            2,859       3,801
  Change in capitalized software development costs            32,616     652,949
                                                            --------   ---------
        Net cash used in investing activities                 35,475     656,750
                                                            --------   ---------
Cash flows from financing activities
  Increase in overdraft                                       (7,947)         --
  Minority interest and loss in excess of investments             --     178,000
                                                            --------   ---------
        Net cash provided (used) by financing activities      (7,947)    178,000
                                                            --------   ---------
        NET INCREASE (DECREASE) IN CASH                        2,025       9,269
Cash at beginning of year                                         --       3,511
                                                            --------   ---------
Cash at end of period                                       $  2,025   $  12,780
                                                            ========   =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the three month periods ended April 30, 2003 and 2002 (b) the consolidated financial position at April 30, 2003 and (c) the consolidated statements of cash flows for the three month period ended April 30, 2003 and 2002 have been made. The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended January 31, 2003 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $26,568 for the three months ended April 30, 2003 and no longer has cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

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

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at April 30, 2003 were $210,450 (net of valuation allowance of $252,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at April 30, 2003 as follows: capitalized software development costs - $252,000 and; amounts due from affiliates - $200,000.

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended April 30, 2003 and 2001 are as follows:

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $367,051 as of April 30, 2003.

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

NOTE J - SUBSEQUENT EVENTS

SECURITY PURCHASE AGREEMENT

On April 25, 2005, the Company entered into a Security Purchase Agreement among the Purchasers, Multi Soft, and two principal shareholders of the Company and Multi Soft, Charles J. Lombardo, former chairman, president, and CEO of the Company ("Lombardo"), and Miriam G. Jarney, executive vice president and director of the Company ("Jarney") (the "Agreement"). Pursuant to the Agreement, Multi Solutions issued $70,000 principal amount of its 6% Convertible Debentures due May 1, 2006 ("Multi Debentures") to the Purchasers, and Multi Soft issued $24,000 principal amount of its 6% Convertible Debentures due May 1, 2006 ("Multi Soft Debentures") to the Purchasers. The Agreement provided for, among things, (a) repayment of certain liabilities totaling $94,000 of both the Company and Multi Soft, (b) the resignation of Lombardo and Jarney as principal executive officers and directors, and (c) certain preemption rights between the Purchasers and shareholders of the Company and Multi Soft.

The Multi Debentures are convertible into 49,226,262 shares of the Registrant's common stock, $.001 par value. The Multi Soft Debentures are convertible into 31,988,980 shares of Multi Soft common stock, $.001 par value. As of the date of this Report, the Company has 40,000,000 shares of authorized common stock, with 21,096,969 shares outstanding. Multi Soft has 30,000,000 shares of authorized common stock, with 13,709,477 shares outstanding.

Pursuant to the Agreement, the Company and Multi Soft appointed Jerome Goubeaux as President and director, and Ken Roberts as Secretary and director: the sole officers and directors for each company.

On May 27, 2005, the Company and Multi Soft entered into a Debenture Purchase Agreement with another purchaser whereby the Company issued to that purchaser $35,000 principal amount of its Multi Debentures, and Multi Soft issued $12,000 principal amount of its Multi Soft Debentures.

Although insufficient amounts of common stock are authorized to allow full conversion of the Multi and Multi Soft Debentures, the Agreement provided for voting proxies from Lombardo and Jarney to the Purchasers to facilitate amending the companies' articles of incorporation. Subsequent to amending the Company's and Multi Soft's articles of incorporation to increase the authorized shares, and assuming the full conversion of Multi and Multi Soft Debentures, the Purchasers will own approximately 52% of the Company and Multi Soft outstanding common stock, and the Second purchaser will own approximately 26% of the Company and Multi Soft outstanding common stock.

REGULATORY COMMUNICATIONS

On July 27, 2005, the Company received a letter from the Securities and Exchange Commission, notifying the Company that it was subject to deregistration pursuant to Section 12 of the Securities Exchange Act of 1934, for failure to comply with reporting requirements. The Company responded and provided the SEC with a timetable for filing all delinquent reports and to comply with the Act by October 31, 2006. The Company believes it will be able to comply with the Act by October 31, 2006.

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

Results of Operations

Three months ended April 30, 2003 compared to three months ended April 30, 2002

We generated revenues during the three months ended April 30, 2003, of $43,200 compared to revenues of $44,246 during the three months ended April 30, 2002. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $1,046 or approximately 2.3% was due primarily to an decrease in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a decrease in consulting fees.

Our operating expenses were $69,768 for the three months ended April 30, 2003 compared to $143,686 (excluding the write-down of previously capitalized software costs of $620,633) for the comparable three month period in the preceding fiscal year, a decrease of $73,918 or approximately 51.4% resulting from continued cost cutting measures.

We had other income of $NIL during the three months ended April 30, 2003 compared to $62,157 of other income during the first three months of the preceding fiscal year. The other income in the preceding fiscal year resulted primarily from settlements of outstanding payables and the partial discharge of debt due to an officer.

As a result of all of the foregoing, we incurred a net loss for the three months ended April 30, 2003 of $26,568 compared to a net loss of $657,916 for the first three months of the preceding fiscal year, a decrease of $631,348 or approximately 96%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At April 30, 2003, we had a negative working capital position of ($504,300), compared to negative working capital of ($514,400) at January 31, 2003 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  April 30, 2003   January 31, 2003
                  --------------   ----------------
Working capital     ($504,300)        ($514,400)
Current ratios        0.014:1           0.020:1

Cash increased $2,025 for the quarter ended April 30, 2003 compared to an increase of $9,269 for the comparable period of the prior year. During the quarter ended April 30, 2003 we used $25,503 of cash for operating activities compared to $825,481 of cash used by operating activities in the quarter ended April 30, 2002. The reason for the improvement in cash flow from operations was due primarily the write-down of capitalized software development costs in the quarter ended April 30, 2002.

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

                                     MULTI SOLUTIONS, INC.


Dated: October 30, 2006              By: /s/ Jerome Goubeaux
                                         ---------------------------
                                     Name: Jerome Goubeaux
                                     Title: Chief Executive Officer and Director


Dated: October 30, 2006              By: /s/ Ken Roberts
                                         ---------------------------
                                     Name: Ken Roberts
                                     Title: Secretary and Director