Form 10QSB
period 2003-07-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______

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

                                   Yes |__| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                     Outstanding at July 31, 2003
---------------------------------------   ----------------------------
Common Stock, par value $.001 per share             21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JULY 31, 2003

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2003 and January 31, 2003

                                                July 31,    January 31,
                                                  2003         2003
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $     2,645   $        --
  Accounts Receivable                                             3,440
  Prepaid expenses and other current assets           264         6,812
                                              -----------   -----------
                                                    2,909        10,252
                                              -----------   -----------
FURNITURE AND EQUIPMENT
  Research and Development Equipment               19,495        22,063
  Office furniture and other equipment             13,495        16,462
                                              -----------   -----------
                                                   32,990        38,525
  Less: Accumulated Depreciation                   (6,790)       (6,790)
                                              -----------   -----------
                                                   26,200        31,735
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,278,748)   (1,201,516)
  Less valuation allowance                       (246,000)     (258,000)
                                              -----------   -----------
                                                  177,834       243,066
                                              -----------   -----------
                                              $   206,943   $   285,053
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2003 and January 31, 2003

                                                       July 31,    January 31,
                                                         2003         2003
                                                    ------------  ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                         $         --  $      7,947
  Litigation judgment payable - NetCast subsidiary       113,000       113,000
  Payroll and other taxes payable                         28,616        26,792
  Accounts Payable, Accrued  expenses and
    other  Current Liabilities                           132,595       130,415
  Accrued officer compensation                           133,668       133,668
  Due to officer                                          62,112        57,319
  Deferred Revenues                                       36,000        55,511
                                                    ------------  ------------
                                                         505,991       524,652
                                                    ------------  ------------

  Deferred compensation due officer /shareholders        586,605       586,605

  Minority interest in subsidiaries                      811,992       811,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                21,098       21,098
  Additional paid-in capital                           9,232,227     9,232,227
  Accumulated deficit                                (10,950,970)  (10,891,521)
                                                    ------------  ------------
                                                      (1,697,645)   (1,638,196)
                                                    ------------  ------------
                                                    $    206,943  $    285,053
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

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Six Months Ended          Three Months Ended
                                                                                    July 31,                  July 31,
                                                                         -------------------------   -------------------------
                                                                             2003          2002        2003           2002
                                                                         -----------   -----------   -----------   -=---------
REVENUES
  License fees                                                           $    26,078   $     8,020   $     6,203   $     3,469
  Maintenance fees                                                            46,058        74,556        22,733        38,461
  Consulting and Other fees                                                       --        10,200            --         6,600
                                                                         -----------   -----------   -----------   -----------
    Total revenues                                                            72,136        92,776        28,936        48,530

EXPENSES
  Software development and technical support                                  65,678        71,793        32,616        33,347
  Provision to write-down previously capitalized software costs                   --       620,633            --            --
  Selling and administrative                                                  65,907       194,349        29,201        89,109
                                                                         -----------   -----------   -----------   -----------
    Total expenses                                                           131,585       886,776        61,817       122,456
                                                                         -----------   -----------   -----------   -----------
    (Loss) from operations                                                   (59,449)     (794,000)      (32,881)      (73,926)

OTHER INCOME (EXPENSE)
  Settlements of previously recorded accounts payable                             --        41,857            --            --
  Discharge by officer of loans payable to him                                    --        20,300            --            --
                                                                         -----------   -----------   -----------   -----------
    Total other income                                                            --        62,157            --            --
                                                                         -----------   -----------   -----------   -----------
    Net (loss)                                                           $   (59,449)  $  (731,843)  $   (32,881)  $   (73,926)
                                                                         ===========   ===========   ===========   ===========
    Weighted average shares outstanding                                   21,096,969    21,096,969    21,096,969    21,096,969
                                                                         ===========   ===========   ===========   ===========
    Income (Loss) per share                                              $     (0.00)  $     (0.03)  $     (0.00)  $     (0.00)
                                                                         ===========   ===========   ===========   ===========
    Some per share amounts may be less than $.01 and will appear as $0

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                                     July 31,
                                                               --------------------
                                                                 2003        2002
                                                               --------   ---------
Cash flows from operating activities
  Net (loss)                                                   $(59,449)  $(731,843)
  Adjustments to reconcile net income  to net cash
    provided by operating activities
  Depreciation and amortization                                   2,386       1,989
  Changes in assets and liabilities
        Accounts receivable                                       3,440     (14,432)
        Prepaid expenses and other current assets                 6,548       8,470
        Accrued payroll                                              --     (81,817)
        Payroll and other taxes payable                           1,824      (2,677)
        Accounts payable and accrued expenses                     2,180     (45,308)
        Due to officer                                            4,793     (15,901)
        Deferred revenues                                       (19,511)    (17,683)
           Net cash provided (used) by operating activities     (57,789)   (899,202)
Cash flows from investing activities
  Disposal and abandonment of property and fixtures               3,149       8,278
  Change in capitalized software development costs               65,232     685,565
           Net cash used in investing activities                 68,381     693,843
Cash flows from financing activities
  Increase in overdraft                                          (7,947)     23,848
  Minority interest and loss in excess of investments                --     178,000
          Net cash provided (used) by financing activities       (7,947)    201,848
          NET INCREASE (DECREASE) IN CASH                         2,645      (3,511)
Cash at beginning of year                                            --       3,511
Cash at end of period                                          $  2,645   $       0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the six month periods ended July 31, 2003 and 2002 (b) the consolidated financial position at July 31, 2003 and (c) the consolidated statements of cash flows for the six month period ended July 31, 2003 and 2002 have been made. The results of operations for the six months ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $59,449 for the six months ended July 31, 2003 and no longer has meaningful cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at July 31, 2003 were $275,682 (net of valuation allowance of $264,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at July 31, 2003 as follows: capitalized software development costs - $264,000 and; amounts due from affiliates - $200,000.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

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

As of October 17, 2006, there is one outstanding judgment against the Company:

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended July 31, 2003 and 2002 are as follows:

                                             2003   2002
                                             ----   ----
Cash paid during the year for interest       $NIL   $NIL
Cash paid during the year for income taxes   $NIL   $NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $368,120 as of July 31, 2003.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2003 and 2002

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

Results of Operations

Six months ended July 31, 2003 compared to six months ended July 31, 2002

We generated revenues during the six months ended July 31, 2003, of $72,136 compared to revenues of $92,776 during the six months ended July 31, 2002. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $20,640 or approximately 22.2% was due primarily to a decrease in Multi Soft's primary sources of revenues - license, and maintenance fees.

Our operating expenses were $131,585 for the six months ended July 31, 2003 compared to $266,143 (excluding the write-down of previously capitalized software costs of $620,633) for the six months ended July 31, 2002, a decrease of $130,558 or approximately 49% resulting from continued cost cutting.

We had other income of $NIL during the six months ended July 31, 2003 compared to $62,157 of other income during the first six months ended July 31, 2002. Other income in the prior year resulted primarily from settlements of outstanding payables and the partial discharge of debt due to an officer.

As a result of all of the foregoing, we incurred a net loss for the six months ended July 31, 2003 of $59,449 compared to a net loss of $731,843 for the six months ended July 31, 2002, a decrease of $677,394 or approximately 92.6%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At July 31, 2003, we had a negative working capital position of ($503,082), compared to negative working capital of ($514,400) at January 31, 2003 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  July 31, 2003   January 31, 2003
                  -------------   ----------------
Working capital     ($503,082)       ($514,400)
Current ratios        0.006:1          0.020:1

Cash increased $2,645 for the six months ended July 31, 2003 compared to a decrease of $3,511 for the comparable period of the prior year. During the six months ended July 31, 2003 we used $57,789 of cash for operating activities compared to $899,202 of cash used for operating activities in the six months ended July 31, 2002. The reason for the improvement in cash flow from operations was due primarily to losses from the write-down of capitalized software development costs charged in the prior year.

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

      2. MULTI SOLUTIONS, INC. was unable to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Accordingly, the Chief Executive and Principal Accounting Officer could not conclude that the Company's disclosure controls and procedures were effective both as of the period of this report and the date of this filing, in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company. However, we were able to determine the following: 3. Our controls relating to disclosure and related assertions in the financial statements, particularly in the area of non-routine and non-systematic transactions were not adequate because recordkeeping was not kept up to date since January 31, 2002. However, through the use of an outside accounting consultant, we were able to correct errors and make the proper disclosures.

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

                                           MULTI SOLUTIONS, INC.


Dated: October 30, 2006                    By: /s/ Jerome Goubeaux
                                               ---------------------------------
                                           Name: Jerome Goubeaux
                                           Title: Chief Executive Officer and
                                                  Director


Dated: October 30, 2006                    By: /s/ Ken Roberts
                                               ---------------------------------
                                           Name: Ken Roberts
                                           Title: Secretary and Director