Form 10QSB
period 2003-10-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2003

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

                                Yes |_|    No |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                           Outstanding at October 31, 2003
                 -----                           -------------------------------
Common Stock, par value $.001 per share                     21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                   FORM 10-QSB
                       NINE MONTHS ENDED OCTOBER 31, 2003

                                TABLE OF CONTENTS

Item 1   Financial Statements (Unaudited):
         Balance Sheets ................................................     1-2
         Statements of Operations ......................................       3
         Statements of Cash Flows ......................................       4
         Notes to Financial Statements .................................    5-15
Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................   16-17
Item 3.  Controls and Procedures .......................................      18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .............................................      19
Item 2.  Change in Securities ..........................................      19
Signatures .............................................................      20
Certifications .........................................................      21
Exhibit 99.1 ...........................................................      22

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2003 and January 31, 2003

                                              October 31,   January 31,
                                                  2003          2003
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $        --   $        --
  Accounts Receivable                                             3,440
  Prepaid expenses and other current assets           264         6,812
                                              -----------   -----------
                                                      264        10,252
                                              -----------   -----------
FURNITURE AND EQUIPMENT
  Research and Development Equipment               19,495        22,063
  Office furniture and other equipment             12,011        16,462
                                              -----------   -----------
                                                   31,506        38,525
  Less: Accumulated Depreciation                   (6,790)       (6,790)
                                              -----------   -----------
                                                   24,716        31,735
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,317,364)   (1,201,516)
  Less valuation allowance                       (240,000)     (258,000)
                                              -----------   -----------
                                                  145,218       243,066
                                              -----------   -----------
                                              $   170,198   $   285,053
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2003 and January 31, 2003

                                                     October 31,    January 31,
                                                        2003           2003
                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                         $        440   $      7,947
  Litigation judgment payable - NetCast subsidiary       113,000        113,000
  Payroll and other taxes payable                         27,552         26,792
  Accounts Payable, Accrued  expenses and
    other Current Liabilities                            129,295        130,415
  Accrued officer compensation                           133,668        133,668
  Due to officer                                          71,494         57,319
  Deferred Revenues                                       35,095         55,511
                                                    ------------   ------------
                                                         510,544        524,652
                                                    ------------   ------------

  Deferred compensation due officer /shareholders        586,605        586,605

  Minority interest in subsidiaries                      811,992        811,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                21,098         21,098
  Additional paid-in capital                           9,232,227      9,232,227
  Accumulated deficit                                (10,992,268)   (10,891,521)
                                                    ------------   ------------
                                                      (1,738,943)    (1,638,196)
                                                    ------------   ------------
                                                    $    170,198   $    285,053
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Nine Months Ended           Three Months Ended
                                                                 October 31,               October 31,
                                                        -------------------------   -------------------------
                                                            2003          2002          2003          2002
                                                        -----------   -----------   -----------   -----------
REVENUES
  License fees                                          $    29,748   $     8,020   $     3,670   $        --
  Maintenance fees                                           68,041       102,331        21,983        27,775
  Consulting and Other fees                                      --        11,180            --           980
                                                        -----------   -----------   -----------   -----------
    Total revenues                                           97,789       121,531        25,653        28,755

EXPENSES
  Software development and technical support                101,722       104,306        36,044        32,513
  Provision to write-down previously capitalized
    software costs                                               --       620,633            --            --
  Selling and administrative                                 96,814       262,183        30,907        67,834
                                                        -----------   -----------   -----------   -----------
    Total expenses                                          198,536       987,122        66,951       100,347
                                                        -----------   -----------   -----------   -----------
    (Loss) from operations                                 (100,747)     (865,591)      (41,298)      (71,592)

OTHER INCOME (EXPENSE)
  Settlements of previously recorded accounts payable            --        41,857            --            --
  Discharge by officer of loans payable to him                   --        20,300            --            --
                                                        -----------   -----------   -----------   -----------
    Total other income                                           --        62,157            --            --
                                                        -----------   -----------   -----------   -----------
    Net (loss)                                          $  (100,747)  $  (803,434)  $   (41,298)  $   (71,592)
                                                        ===========   ===========   ===========   ===========
    Weighted average shares outstanding                  21,096,969    21,096,969    21,096,969    21,096,969
                                                        ===========   ===========   ===========   ===========
    Income (Loss) per share                             $     (0.00)  $     (0.04)  $     (0.00)  $     (0.00)
                                                        ===========   ===========   ===========   ===========

Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                October 31,
                                                          ----------------------
                                                             2003        2002
                                                          ---------   ----------
Cash flows from operating activities
  Net (loss)                                              $(100,747)  $(803,434)
  Adjustments to reconcile net income  to net cash
    provided by operating activities
  Depreciation and amortization                               3,579       3,182
  Changes in assets and liabilities
    Loss on sale of marketable securities                        --          --
    Accounts receivable                                       3,440      13,342
    Prepaid expenses and other current assets                 6,548      16,558
    Accrued payroll                                              --     (81,817)
    Payroll and other taxes payable                             760      (4,600)
    Accounts payable and accrued expenses                    (1,120)    (57,967)
    Accrued officer compensation                                 --          --
    Due to officer                                           14,175         272
    Deferred revenues                                       (20,416)     (5,404)
                                                          ---------   ---------
      Net cash provided (used) by operating activities      (93,781)   (919,868)
                                                          ---------   ---------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures           3,440      11,137
  Capital expenditures                                           --          --
  Change in capitalized software development costs           97,848     718,181
  Sales of marketable securities                                 --          --
                                                          ---------   ---------
      Net cash used in investing activities                 101,288     729,318
                                                          ---------   ---------
Cash flows from financing activities
  Increase in overdraft                                      (7,507)      9,040
  Minority interest and loss in excess of investments            --     178,000
                                                          ---------   ---------
      Net cash provided (used) by financing activities       (7,507)    187,040
                                                          ---------   ---------
      NET INCREASE (DECREASE) IN CASH                            --      (3,511)
Cash at beginning of year                                        --       3,511
                                                          ---------   ---------
Cash at end of period                                     $      --   $       0
                                                          =========   =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the nine month periods ended October 31, 2003 and 2002 (b) the consolidated financial position at October 31, 2003 and (c) the consolidated statements of cash flows for the nine month period ended October 31, 2003 and 2002 have been made. The results of operations for the nine months ended October 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $100,747 for the nine months ended October 31, 2003 and no longer has cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at October 31, 2003 were $145,218 (net of valuation allowance of $240,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at October 31, 2003 as follows: capitalized software development costs - $240,000 and; amounts due from affiliates - $200,000.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

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

As of October 17, 2006, there is one outstanding judgment against the Company:

      o New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended October 31, 2003 and 2002 are as follows:

                                             2003   2002
                                             ----   ----
Cash paid during the year for interest       $NIL   $NIL
Cash paid during the year for income taxes   $NIL   $NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $367,495 as of October 31, 2003.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2003 and 2002

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

Results of Operations

Nine months ended October 31, 2003 compared to nine months ended October 31,
2002

We generated revenues during the nine months ended October 31, 2003, of $97,789 compared to revenues of $121,531 during the nine months ended October 31, 2002. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $23,742 or approximately 19.5% was due primarily to a decrease in Multi Soft's primary sources of revenues - license, and maintenance fees.

Our operating expenses were $198,536 for the nine months ended October 31, 2003 compared to $366,489 (excluding the write-down of previously capitalized software costs of $620,633) for the comparable nine month period in the prior year, a decrease of $167,953 or approximately 45.8% resulting from cost cutting measures.

We had other income of $NIL during the nine months ended October 31, 2003 compared to $62,157 of other income during the nine months ended October 31, 2002. Other income in the prior year resulted primarily from settlements of outstanding payables and the partial discharge of debt due to an officer.

As a result of all of the foregoing, we incurred a net loss for the nine months ended October 31, 2003 of $100,747 compared to a net loss of $803,434 for the nine months ended October 31, 2002, a decrease of $702,687 or approximately 87%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At October 31, 2003, we had a negative working capital position of ($510,280), compared to negative working capital of ($514,400) at January 31, 2003 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  October 31, 2003   January 31, 2003
                  ----------------   ----------------
Working capital      ($510,280)         ($514,400)
Current ratios         0.001:1            0.020:1

Cash decreased $NIL for the nine months ended October 31, 2003 compared to a decrease of $3,511 for the comparable period of the prior year. During the nine months ended October 31, 2003 we used $93,781 of cash for operating activities compared to $919,867 of cash used for operating activities in the nine months ended October 31, 2002. The reason for the improvement in cash flow from operations was due primarily to losses from the write-down of capitalized software development costs charged in the prior year.

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