Form 10KSB
period 2004-01-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              |X| ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2004

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
     (State or other jurisdiction of             (I.R.S. Employer Identification
      incorporation or organization)                          No.)

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

The Issuer's consolidated revenues for the fiscal year ended January 31, 2004 was: $136,739.

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($0.0) and ($0.0) bid price of such stock, as of October 17, 2006 is $NIL based upon $0.0 multiplied by the 14,701,454 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2004, is 21,096,969 shares, all of one class of $.001 par value Common Stock.

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

General

            During our fiscal year ended January 31, 2004, we:

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

            Multi Soft had one full time employee during the year ended January 31, 2004. Multi Soft previously had four technical and engineering personnel, who have been laid off due to our weak financial condition. We also had several independent consultants, who worked for us on an as needed basis.

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

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended January 31, 2004.

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

                                   Bid Prices

Period - Fiscal Year 2002                High    Low
--------------------------------------   ----   ----
First Quarter ending April 30, 2001       .30   .12
Second Quarter ending July 31, 2001       .17   .12
Third Quarter ending October 31, 2001     .20   .085
Fourth Quarter ending January 31, 2002    .11   .055

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

Issuances of Common Stock

            We did not issue any securities during the last quarter of the year ended January 31, 2004.

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

Results of Operations

Year ended January 31, 2004 compared to year ended January 31, 2003

We generated revenues during the year ended January 31, 2004, of $136,739 compared to revenues of $147,143 during the year ended January 31, 2003. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $10,404 or approximately 7% was due primarily to an increase in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a decrease in consulting fees.

Our operating expenses (excluding the write-down of previously capitalized software costs of $620,633) were $362,865 for the year ended January 31, 2004 compared to $850,146 for the prior fiscal year, a decrease of $487,281 or approximately 57% resulting from cost cutting measures.

We had other income of $NIL during the year ended January 31, 2004 compared to $62,157 of other income for the prior fiscal year. The other income for the year ended January 31, 2003 was primarily settlements of outstanding payables and the partial discharge of debt due to an officer.

As a result of all of the foregoing, we incurred a net loss for the year ended January 31, 2004 of $139,249 compared to a net loss of $668,828 for the prior fiscal year, a decrease of $529,579 or approximately 79%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At January 31, 2004, we had a negative working capital position of ($499,486), compared to negative working capital of ($514,400) at January 31, 2003 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  January 31, 2004   January 31, 2003
                  ----------------   ----------------
Working capital      ($499,486)         ($514,400)
Current ratios         0.021:1            0.020:1

Cash increased $4,090 for the year ended January 31, 2004 compared to a decrease of $3,511 for the prior year. During the year ended January 31, 2004 we used $136,994 of cash for operating activities compared to $966,945 of cash used for operating activities in the year ended January 31, 2003. The reason for the change was primarily the write-off of capitalized software development costs.

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

                     MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2004

                                      INDEX

                                                                          Page #
                                                                          ------
Report of Independent Certified Public Accountant                             F1
Consolidated Balance Sheets - January 31, 2004 and 2003                    F2-F3
Consolidated Statements of Operations for Each of the Two Years in the
  Period Ended January 31, 2004                                               F4
Consolidated Statements of Changes in Stockholders' Deficiency for Each
  of the Two Years in the Period Ended January 31, 2004                       F5
Consolidated Statements of Cash Flows for Each of the Two Years in the
  Period Ended January 31, 2004                                               F6
Notes to Financial Statements                                             F7-F15

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name                        Position(s) Held as of January 31, 2005
-------------------------   ----------------------------------------------------
Charles J. Lombardo         Chairman of the Board of Directors, Chief Executive
                            Officer,
                            Chief Financial Officer and Treasurer

Miriam G. Jarney            Executive Vice President, Secretary and Director

Larry Spatz                 Director

George Mansur Jr.           Director

James J. Kaput, Ph.D.       Director

Name                        Position(s) Held as of May 26, 2005
-------------------------   ----------------------------------------------------
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

Section 16(a) Beneficial Ownership Reporting Compliance

            To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 2004.

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

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                 ----------------------------------------------
                      Annual Compensation                               Awards                   Payouts
--------------------------------------------------------------   ---------------------   ----------------------
Name &                                            Other Annual    Restricted   Options     LTIP      All Other
Principle       Fiscal                            Compensation   Stock Award   Options   Payouts   Compensation
Position         Year    Salary ($)   Bonus ($)        ($)            ($)        SARs      ($)         ($)
-------------   ------   ----------   ---------   ------------   -----------   -------   -------   ------------
Charles J.       2004      $     0        $0           $     0        $0          $0        $0          $0
Lombardo CEO     2003      $     0        $0           $     0        $0          $0        $0          $0
                 2002      $33,333        $0           $     0        $0          $0        $0          $0
                 2001      $50,000        $0       (A) $ 4,167        $0          $0        $0          $0
                 2000      $54,167        $0       (A) $16,700        $0          $0        $0          $0
Miriam Jarney    2004      $     0        $0           $     0        $0          $0        $0          $0
Exec. V.P.       2003      $     0        $0           $     0        $0          $0        $0          $0
                 2002      $33,333        $0           $     0        $0          $0        $0          $0
                 2001      $54,167        $0           $     0        $0          $0        $0          $0
                 2000      $54,167        $0           $     0        $0          $0        $0          $0

(A) Consulting fees

            The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                      Options/SARs      Percent of Total Options/SARs      Exercise or Base   Expiration
Name                     Granted     Granted to Employees in Fiscal Year     Price ($/Sh)        Date
-------------------   ------------   -----------------------------------   ----------------   ----------
Charles J. Lombardo        -0-                        --                          --              --
Miriam Jarney              -0-                        --                          --              --

            The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

                                                      Number of Securities       Value of
                                                           Underlying          Unexercised
                         Shares                            Unexercised         In-The-Money
                       Acquired on   Value Realized      Options/SARs at     Options/SARs at
Name                  Exercise (#)         ($)             FY-End (#)           FY-End ($)
-------------------   ------------   --------------   --------------------   ---------------
Charles J. Lombardo        -0-             -0-                 -0-                 -0-
Miriam Jarney              -0-             -0-                 -0-                 -0-

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

                                                  Amount and Nature
                                                    of Beneficial     Percent of
Name and Address of Beneficial Owner                  Ownership        Class (1)
-----------------------------------------------   -----------------   ----------
Charles J. Lombardo                                  4,389,272(2)       20.8%
Chairman of the Board, Chief Executive Officer,
Chief Financial Officer, & Treasurer
1511 Laurie Lane, Yardley, PA 19067

Miriam G. Jarney                                     1,989,100(3)        9.4%
Executive Vice President, Secretary, Director
21 Doering Way, Cranford, NJ 07106

Larry Spatz                                                  0(4)        0.0%
Director
3175 Commercial Ave., Suite 222
Northbrook, IL 60062

James J. Kaput, PhD.                                    10,000              **
Director
473 Chase Road, N. Dartmouth, MA 02747

George E. Mansur, Jr.                                    7,143              **
Director
1413 State Rd., Phoenixville, PA 19460

Robert L. Frome                                     24,613,131              (5)
c/o Olshan Grundman Frome et al.
65 East 55th Street
New York, NY 10022

Bridge Ventures, Inc.                               24,613,131              (5)
1241 Gulf of Mexico Dr.
Sarasota, FL 34228

Michael Potter                                      24,613,131              (5)
c/o Olshan Grundman Frome et al.
65 East 55th Street
New York, NY 10022

Jerome Goubeaux                                      2,461,313              (6)
41 John Street
New York, NY 10038

Ken Roberts                                            527,424              (6)
7115 Boulevard East
North Bergen, NJ 07047

All Executive Officers and Directors as a
  group (5 persons)(7)                               6,395,515(4)       30.3%

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

Reports of Form 8-K

            No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2004. However, we filed a report Form 8-K on October 14, 2005 in connection with the sale of convertible debenture and departures/elections of officers and directors.

Item 14:

Audit fees

Aggregate fees bills by the Company's former principal accountant were $NIL during the fiscal year ended January 31, 2004 and $15,000 during the fiscal year ended January 31, 2003.

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

                                 Not Applicable.

MOORE & ASSOCIATES, CHARTERED
   ACCOUNTANTS AND ADVISORS
       PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Multi Solutions Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of Multi Solutions Inc and Subsidiaries as of January 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows through January 31, 2004 and 2003 and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions, Inc and Subsidiaries as of January 31, 2004 and 2003 and the results of its operations and its cash flows through January 31, 2004 and 2003 and the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note A to the financial statements, the Company and its subsidiaries has suffered losses from operations and have working capital deficiencies as of January 31, 2004 raising substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 30, 2006

        2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511
                               Fax (702) 253-7501


                                      -F1-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2004 and 2003

                                              January 31,   January 31,
                                                 2004           2003
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $     4,090   $        --
  Accounts Receivable                                  --         3,440
  Prepaid expenses and other current assets         6,812         6,812
                                              -----------   -----------
                                                   10,902        10,252
                                              -----------   -----------
FURNITURE AND EQUIPMENT
  Research and Development Equipment                4,659        22,063
  Office furniture and other equipment             10,528        16,462
                                              -----------   -----------
                                                   15,187        38,525
  Less: Accumulated Depreciation                   (6,790)       (6,790)
                                              -----------   -----------
                                                    8,397        31,735
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,355,980)   (1,201,516)
  Less valuation allowance                       (234,000)     (258,000)
                                              -----------   -----------
                                                  112,602       243,066
                                              -----------   -----------
                                              $   131,901   $   285,053
                                              ===========   ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F2-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2004 and 2003

                                                      January 31,    January 31,
                                                         2004           2003
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                          $         --   $      7,947
  Litigation judgment payable - NetCast subsidiary        113,000        113,000
  Payroll and other taxes payable                          28,399         26,792
  Accounts Payable, Accrued expenses and
    other Current Liabilities                             123,017        130,415
  Accrued officer compensation                            133,668        133,668
  Due to officer                                           68,201         57,319
  Deferred Revenues                                        44,463         55,511
                                                     ------------   ------------
                                                          510,748        524,652
                                                     ------------   ------------

  Deferred compensation due officer /shareholders         586,605        586,605

  Minority interest in subsidiaries                       811,992        811,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                 21,098         21,098
  Additional paid-in capital                            9,232,227      9,232,227
  Accumulated deficit                                 (11,030,769)   (10,891,521)
                                                     ------------   ------------
                                                       (1,777,444)    (1,638,196)
                                                     ------------   ------------
                                                     $    131,901   $    285,053
                                                     ============   ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F3-

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended
                                                                          January 31,
                                                                  -------------------------
                                                                     2004          2003
                                                                  -----------   -----------
REVENUES
  License fees                                                    $    48,887   $     9,634
  Maintenance fees                                                     87,852       126,329
  Consulting and Other fees                                                --        11,180
                                                                  -----------   -----------
    Total revenues                                                    136,739       147,143

EXPENSES
  Software development and technical support                          134,338       137,224
  Provision to write-down previously capitalized software costs            --       620,634
  Selling and administrative                                          141,650       225,641
                                                                  -----------   -----------
    Total expenses                                                    275,988       983,499
                                                                  -----------   -----------
    (Loss) from operations                                           (139,249)     (836,356)

OTHER INCOME (EXPENSE)
  Settlements of previously recorded accounts payable                      --        41,857
  Discharge by officer of loans payable to him                             --        20,300
  Minority share of consolidated subsidiary's loss                         --       105,371
                                                                  -----------   -----------
    Total other income                                                     --       167,528
                                                                  -----------   -----------
    Net (loss)                                                    $  (139,249)  $  (668,828)
                                                                  ===========   ===========
    Weighted average shares outstanding                            21,096,969    21,096,969
                                                                  ===========   ===========
    Income (Loss) per share                                       $     (0.01)  $     (0.03)
                                                                  ===========   ===========

Some per share amounts may be less than $.01 and will appear as $0

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F4-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY Years ended January 31, 2004 and 2003

                                   Common Stock       Additional                                     Total
                               --------------------     paid-in     Accumulated     Deferred     Stockholders'
                                 Shares     Amount      capital       deficit     Compensation     Deficiency
                               ----------   -------   ----------   ------------   ------------   -------------
Balance at January 31, 2002    21,096,969   $21,098   $9,232,227   $(10,117,322)    ($12,695)       ($876,692)
Amortization of stock grants                                                          12,695           12,695
Net loss                                                               (774,199)                     (774,199)
                               ----------   -------   ----------   ------------    ---------      -----------
Balance at January 31, 2003    21,096,969   $21,098   $9,232,227   $(10,891,521)   $      --      $(1,638,196)
Net loss                                                               (139,249)                     (139,249)
                               ----------   -------   ----------   ------------    ---------      -----------
Balance at January 31, 2004    21,096,969   $21,098   $9,232,227   $(11,030,769)   $      --      $(1,777,444)
                               ==========   =======   ==========   ============    =========      ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F5-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended
                                                                January 31,
                                                           ---------------------
                                                              2004        2003
                                                           ---------   ---------
Cash flows from operating activities
  Net (loss)                                               $(139,249)  $(774,199)
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                4,772       4,375
  Changes in assets and liabilities
      Loss on sale of marketable securities                       --          --
      Accounts receivable                                      3,440      19,551
      Prepaid expenses and other current assets                   --      20,884
      Accrued payroll                                             --     (81,817)
      Payroll and other taxes payable                          1,607      (1,797)
      Accounts payable and accrued expenses                   (7,398)    (96,373)
      Accrued officer compensation                                --     (45,000)
      Due to officer                                          10,882       4,472
      Deferred revenues                                      (11,048)    (17,041)
                                                           ---------   ---------
        Net cash provided (used) by operating activities    (136,994)   (966,945)
                                                           ---------   ---------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures           18,566      13,995
  Capital expenditures                                            --          --
  Change in capitalized software development costs           130,464     750,797
  Sales of marketable securities                                  --          --
                                                           ---------   ---------
        Net cash used in investing activities                149,030     764,792
                                                           ---------   ---------
Cash flows from financing activities                              --
  Increase in overdraft                                       (7,947)      7,947
  Expired and forfeited stock Grants                              --      12,695
  Minority interest and loss in excess of investments             --     178,000
                                                           ---------   ---------
        Net cash provided (used) by financing activities      (7,947)    198,642
                                                           ---------   ---------
        NET INCREASE (DECREASE) IN CASH                        4,090      (3,511)
Cash at beginning of year                                         --       3,511
                                                           ---------   ---------
Cash at end of period                                      $   4,090   $      (0)
                                                           =========   =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F6-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003

NOTE A - FINANCIAL STATEMENTS - BASIS OF REPORTING

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $139,249 for the year ended January 31, 2004 and no longer has cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

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


                                      -F7-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003

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

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at January 31, 2004 were $112,602 (net of valuation allowance of $234,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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


                                      -F8-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at January 31, 2004 as follows: capitalized software development costs - $234,000 and; amounts due from affiliates - $200,000.

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


                                      -F9-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003

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


                                     -F10-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003

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

As of October 17, 2006, there is one outstanding judgment against the Company:

            o New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.


                                     -F11-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003

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


                                     -F12-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003

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

NOTE F - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for the years ended January 31, 2004 and 2003 are as follows:

                                             2004   2003
                                             ----   ----
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


                                     -F13-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003

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

NOTE H - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $377,591 as of January 31, 2004.

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


                                     -F14-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003

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


                                     -F15-

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