Form 10QSB
period 2004-04-30
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2004

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

                 Class                             Outstanding at April 30, 2004
                 -----                             -----------------------------
Common Stock, par value $.001 per share                      21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED APRIL 30, 2004

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited):
       Balance Sheets...................................................     1-2
       Statements of Operations.........................................       3
       Statements of Cash Flows.........................................       4
       Notes to Financial Statements....................................    5-15
Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations..............................   16-17
Item 3. Controls and Procedures.........................................      18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................      19
Item 2. Change in Securities............................................      19
Signatures..............................................................      20
Certifications..........................................................      21
Exhibit 99.1............................................................      22

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2004 and January 31, 2004

                                               April 30,    January 31,
                                                 2004          2004
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $       546   $     4,090
  Accounts Receivable                               9,558            --
  Prepaid expenses and other current assets           812         6,812
                                              -----------   -----------
                                                   10,916        10,902
                                              -----------   -----------
FURNITURE AND EQUIPMENT
  Research and Development Equipment                4,659         4,659
  Office furniture and other equipment             10,192        10,528
                                              -----------   -----------
                                                   14,851        15,187
  Less: Accumulated Depreciation                   (6,790)       (6,790)
                                              -----------   -----------
                                                    8,061         8,397
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,394,596)   (1,355,980)
  Less valuation allowance                       (228,000)     (234,000)
                                              -----------   -----------
                                                   79,986       112,602
                                              -----------   -----------
                                              $    98,963   $   131,901
                                              ===========   ===========

Note: The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2004 and January 31, 2004

                                                      April 30,    January 31,
                                                        2004          2004
                                                    ------------  ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                         $         --  $         --
  Litigation judgment payable - NetCast subsidiary       113,000       113,000
  Accrued payroll                                            561            --
  Payroll and other taxes payable                         27,942        28,399
  Accounts Payable, Accrued  expenses and
    other Current Liabilities                            123,584       123,017
  Accrued officer compensation                           133,668       133,668
  Due to officer                                          68,201        68,201
  Deferred Revenues                                       33,058        44,463
                                                    ------------  ------------
                                                         500,014       510,748
                                                    ------------  ------------

  Deferred compensation due officer /shareholders        586,605       586,605

  Minority interest in subsidiaries                      811,992       811,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                21,098        21,098
  Additional paid-in capital                           9,232,227     9,232,227
  Accumulated deficit                                (11,052,973)  (11,030,769)
                                                    ------------  ------------
                                                      (1,799,648)   (1,777,444)
                                                    ------------  ------------
                                                    $     98,963  $    131,901
                                                    ============  ============

Note: The balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended
                                                                              April 30,
                                                                     -------------------------
                                                                         2004          2003
                                                                     -----------   -----------
REVENUES
  License fees                                                       $       540   $    19,875
  Maintenance fees                                                        29,642        23,325
  Consulting and Other fees                                                   --            --
                                                                     -----------   -----------
        Total revenues                                                    30,182        43,200

EXPENSES
  Software development and technical support                              32,616        33,062
  Provision to write-down previously capitalized software costs               --            --
  Selling and administrative                                              19,770        36,706
                                                                     -----------   -----------
        Total expenses                                                    52,386        69,768
                                                                     -----------   -----------
        (Loss) from operations                                           (22,204)      (26,568)

OTHER INCOME (EXPENSE)
  Settlements of previously recorded accounts payable                         --            --
  Discharge by officer of loans payable to him                                --            --
  Interest/capital gain income (loss)                                         --            --
  Minority share of consolidated subsidiary's loss                            --            --
                                                                     -----------   -----------
        Total other income                                                    --            --
                                                                     -----------   -----------
        Net (loss)                                                   $   (22,204)  $   (26,568)
                                                                     ===========   ===========
        Weighted average shares outstanding                           21,096,969    21,096,969
                                                                     ===========   ===========
        Income (Loss) per share                                      $     (0.00)  $     (0.00)
                                                                     ===========   ===========
Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended
                                                                  April 30,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
Cash flows from operating activities
  Net (loss)                                                $(22,204)  $(26,568)
  Adjustments to reconcile net income  to net cash
    provided by operating activities
  Depreciation and amortization                                  239      1,193
  Changes in assets and liabilities
      Loss on sale of marketable securities                       --         --
      Accounts receivable                                     (9,558)     3,440
      Prepaid expenses and other current assets                6,000      1,786
      Accrued payroll                                            561         --
      Payroll and other taxes payable                           (457)       (91)
      Accounts payable and accrued expenses                      567      4,042
      Accrued officer compensation                                --         --
      Due to officer                                              --      1,500
      Deferred revenues                                      (11,405)   (10,805)
                                                            --------   --------
        Net cash provided (used) by operating activities     (36,257)   (25,503)
                                                            --------   --------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures               97      2,859
  Capital expenditures                                            --         --
  Change in capitalized software development costs            32,616     32,616
  Sales of marketable securities                                  --         --
                                                            --------   --------
        Net cash used in investing activities                 32,713     35,475
                                                            --------   --------
Cash flows from financing activities
  Change in overdraft                                             --     (7,947)
  Expired and forfieted stock grants                              --         --
  Minority interest and loss in excess of investments             --         --
                                                            --------   --------
        Net cash provided (used) by financing activities          --     (7,947)
                                                            --------   --------
        NET INCREASE (DECREASE) IN CASH                       (3,544)     2,025
Cash at beginning of year                                      4,090         --
                                                            --------   --------
Cash at end of period                                       $    546   $  2,025
                                                            ========   ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the three month periods ended April 30, 2004 and 2003 (b) the consolidated financial position at April 30, 2004 and (c) the consolidated statements of cash flows for the three month period ended April 30, 2004 and 2003 have been made. The results of operations for the three months ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended January 31, 2004 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $22,204 for the three months ended April 30, 2004 and no longer has cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

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

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at April 30, 2004 were $79,986 (net of valuation allowance of $228,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at April 30, 2004 as follows: capitalized software development costs - $228,000 and; amounts due from affiliates - $200,000.

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended April 30, 2004 and 2003 are as follows:

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $379,216 as of April 30, 2004.

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

Results of Operations

Three months ended April 30, 2004 compared to three months ended April 30, 2003

We generated revenues during the three months ended April 30, 2004, of $30,182 compared to revenues of $43,200 during the three months ended April 30, 2003. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $13,018 or approximately 30% was due primarily to an decrease in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a decrease in consulting fees.

Our operating expenses were $52,386 for the three months ended April 30, 2004 compared to $69,768 for the comparable three month period in the preceding fiscal year, a decrease of $17,382 or approximately 25% resulting from continued cost cutting measures.

We had other income of $NIL during the three months ended April 30, 2004 compared to $NIL of other income during the first three months of the preceding fiscal year.

As a result of all of the foregoing, we incurred a net loss for the three months ended April 30, 2004 of $22,204 compared to a net loss of $26,568 for the first three months of the preceding fiscal year, a decrease of $4,364 or approximately 16%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At April 30, 2004, we had a negative working capital position of ($489,098), compared to negative working capital of ($499,846) at January 31, 2004 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  April 30, 2004   January 31, 2004
                  --------------   ----------------
Working capital     ($489,098)        ($499,846)
Current ratios        0.022:1           0.021:1

Cash decreased $3,544 for the quarter ended April 30, 2004 compared to an increase of $2,025 for the comparable period of the prior year. During the quarter ended April 30, 2004 we used $36,257 of cash for operating activities compared to $25,303 of cash used by operating activities in the quarter ended April 30, 2003. The reason for the decline in cash flow from operations was due primarily a decrease in collections of customer receivables.

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