Form 10QSB
period 2004-07-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2004

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

                  Class                             Outstanding at July 31, 2004
                  -----                             ----------------------------
Common Stock, par value $.001 per share                       21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JULY 31, 2004

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):
         Balance Sheets.................................................     1-2
         Statements of Operations.......................................       3
         Statements of Cash Flows.......................................       4
         Notes to Financial Statements..................................    5-15
Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................   16-17
Item 3.  Controls and Procedures........................................      18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      19
Item 2.  Change in Securities...........................................      19
Signatures..............................................................      20
Certifications..........................................................      21
Exhibit 99.1............................................................      22

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2004 and January 31, 2004

                                                July 31,    January 31,
                                                  2004         2004
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $     2,737   $     4,090
  Accounts Receivable                              10,488            --
  Prepaid expenses and other current assets           812         6,812
                                              -----------   -----------
                                                   14,037        10,902
                                              -----------   -----------
FURNITURE AND EQUIPMENT
  Research and Development Equipment                4,659         4,659
  Office furniture and other equipment             10,192        10,528
                                              -----------   -----------
                                                   14,851        15,187
  Less: Accumulated Depreciation                   (6,790)       (6,790)
                                              -----------   -----------
                                                    8,061         8,397
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,433,212)   (1,355,980)
  Less valuation allowance                       (222,000)     (234,000)
                                              -----------   -----------
                                                   47,370       112,602
                                              -----------   -----------
                                              $    69,468   $   131,901
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2004 and January 31, 2004

                                                       July 31,      January 31,
                                                         2004           2004
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                          $         --   $         --
  Litigation judgment payable - NetCast subsidiary        113,000        113,000
  Accrued payroll                                             559             --
  Payroll and other taxes payable                          27,812         28,399
  Accounts Payable, Accrued  expenses and
    other Current Liabilities                             123,550        123,017
  Accrued officer compensation                            133,668        133,668
  Due to officer                                           68,201         68,201
  Deferred Revenues                                        21,188         44,463
                                                     ------------   ------------
                                                          487,978        510,748
                                                     ------------   ------------

  Deferred compensation due officer /shareholders         586,605        586,605

  Minority interest in subsidiaries                       811,992        811,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                 21,098         21,098
  Additional paid-in capital                            9,232,227      9,232,227
  Accumulated deficit                                 (11,070,432)   (11,030,769)
                                                     ------------   ------------
                                                       (1,817,107)    (1,777,444)
                                                     ------------   ------------
                                                     $     69,468   $    131,901
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Six Months Ended           Three Months Ended
                                                        July 31,                    July 31,
                                               -------------------------   -------------------------
                                                   2004          2003          2004          2003
                                               -----------   -----------   -----------   -----------
REVENUES
  License fees                                 $       540   $    26,078   $        --   $     6,203
  Maintenance fees                                  66,656        46,058        37,014        22,733
                                               -----------   -----------   -----------   -----------
    Total revenues                                  67,196        72,136        37,014        28,936

EXPENSES
  Software development and technical support        65,232        65,678        32,616        32,616
  Selling and administrative                        41,627        65,907        21,857        29,201
                                               -----------   -----------   -----------   -----------
    Total expenses                                 106,859       131,585        54,473        61,817
                                               -----------   -----------   -----------   -----------
    (Loss) from operations                         (39,663)      (59,449)      (17,459)      (32,881)

OTHER INCOME (EXPENSE)
  Other income (expense)                                --            --            --            --
                                               -----------   -----------   -----------   -----------
    Total other income                                  --            --            --            --
                                               -----------   -----------   -----------   -----------
    Net (loss)                                 $   (39,663)  $   (59,449)  $   (17,459)  $   (32,881)
                                               ===========   ===========   ===========   ===========
    Weighted average shares outstanding         21,096,969    21,096,969    21,096,969    21,096,969
                                               ===========   ===========   ===========   ===========
    Income (Loss) per share                    $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                               ===========   ===========   ===========   ===========

Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                  July 31,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
Cash flows from operating activities
  Net (loss)                                                $(39,663)  $(59,449)
  Adjustments to reconcile net income  to net cash
    provided by operating activities
  Depreciation and amortization                                  239      2,386
  Changes in assets and liabilities
      Accounts receivable                                    (10,488)     3,440
      Prepaid expenses and other current assets                6,000      6,548
      Accrued payroll                                            559         --
      Payroll and other taxes payable                           (587)     1,824
      Accounts payable and accrued expenses                      533      2,180
      Due to officer                                              --      4,793
      Deferred revenues                                      (23,275)   (19,511)
                                                            --------   --------
        Net cash provided (used) by operating activities     (66,682)   (57,789)
                                                            --------   --------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures               97      3,149
  Change in capitalized software development costs            65,232     65,232
                                                            --------   --------
        Net cash used in investing activities                 65,329     68,381
                                                            --------   --------
Cash flows from financing activities
  Change in overdraft                                             --     (7,947)
  Minority interest and loss in excess of investments             --         --
                                                            --------   --------
        Net cash provided (used) by financing activities          --     (7,947)
                                                            --------   --------
        NET INCREASE (DECREASE) IN CASH                       (1,353)     2,645
Cash at beginning of year                                      4,090         --
                                                            --------   --------
Cash at end of period                                       $  2,737   $  2,645
                                                            ========   ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the six month periods ended July 31, 2004 and 2003 (b) the consolidated financial position at July 31, 2004 and (c) the consolidated statements of cash flows for the six month period ended July 31, 2004 and 2003 have been made. The results of operations for the six months ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $39,663 for the six months ended July 31, 2004 and no longer has meaningful cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

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

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at July 31, 2004 were $47,370 (net of valuation allowance of $222,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at July 31, 2004 as follows: capitalized software development costs - $222,000 and; amounts due from affiliates - $200,000.

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended July 31, 2004 and 2003 are as follows:

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $404,801 as of July 31, 2004.

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

Results of Operations

Six months ended July 31, 2004 compared to six months ended July 31, 2003

We generated revenues during the six months ended July 31, 2004, of $67,196 compared to revenues of $72,136 during the six months ended July 31, 2003. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $4,940 or approximately 6.8% was due primarily to a decrease in Multi Soft's primary sources of revenues - license, and maintenance fees.

Our operating expenses were $106,859 for the six months ended July 31, 2004 compared to $131,585 for the six months ended July 31, 2003, a decrease of $24,926 or approximately 19% resulting from continued cost cutting.

We had other income of $NIL during the six months ended July 31, 2004 compared to $NIL of other income during the first six months ended July 31, 2003.

As a result of all of the foregoing, we incurred a net loss for the six months ended July 31, 2004 of $39,663 compared to a net loss of $59,449 for the six months ended July 31, 2003, a decrease of $19,786 or approximately 33%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At July 31, 2004, we had a negative working capital position of ($473,941), compared to negative working capital of ($499,486) at January 31, 2004 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  July 31, 2004   January 31, 2004
                  -------------   ----------------
Working capital     ($473,941)       ($401,400)
Current ratios        0.029:1          0.021:1

Cash decreased $1,363 for the six months ended July 31, 2004 compared to an increase of $2,645 for the comparable period of the prior year. During the six months ended July 31, 2004 we used $66,682 of cash for operating activities compared to $57,789 of cash used for operating activities in the six months ended July 31, 2003.. The reason for the decline in cash flow from operations was due primarily a decrease in collections of customer receivables

Dividend Policy

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