Form 10KSB
period 2005-01-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              |X| ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2005

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

The Issuer's consolidated revenues for the fiscal year ended January 31, 2005 was: $93,545

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($0.0) and ($0.0) bid price of such stock, as of October 17, 2006 is $NIL based upon $0.0 multiplied by the 14,701,454 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2005, is 21,096,969 shares, all of one class of $.001 par value Common Stock.

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

General

            During our fiscal year ended January 31, 2005, we:

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

            Multi Soft had one part time employee during the year ended January 31, 2005. Multi Soft previously had four technical and engineering personnel, who have been laid off due to our weak financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended January 31, 2005.

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

                                   Bid Prices

Period - Fiscal Year 2002                 High    Low
---------------------------------------   ----   ----
First Quarter ending April 30, 2001        .30    .12
Second Quarter ending July 31, 2001        .17    .12
Third Quarter ending October 31, 2001      .20   .085
Fourth Quarter ending January 31, 2002     .11   .055

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

Issuances of Common Stock

            We did not issue any securities during the last quarter of the year ended January 31, 2005.

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

Results of Operations

Year ended January 31, 2005 compared to year ended January 31, 2004

We generated revenues during the year ended January 31, 2005, of $93,545 compared to revenues of $136,739 during the year ended January 31, 2004. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $43,194 or approximately 31.6% was due primarily to an increase in Multi Soft's primary sources of revenues - license, and maintenance fees, offset by a decrease in consulting fees.

Our operating expenses were $233,890 for the year ended January 31, 2005 compared to $275,898 for the prior fiscal year, a decrease of $42,008 or approximately 15% resulting from cost cutting measures.

We had other income of $NIL during the year ended January 31, 2005 compared to $NIL of other income for the prior fiscal year.

As a result of all of the foregoing, we incurred a net loss for the year ended January 31, 2005 of $140,345 compared to a net loss of $139,249 for the prior fiscal year, an increase of $1,096 or approximately 1%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At January 31, 2005, we had a negative working capital position of ($312,840), compared to negative working capital of ($499,486)at January 31, 2004 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  January 31, 2005   January 31, 2004
                  ----------------   ----------------
Working capital      ($312,840)          ($499,486)
Current ratios         0.011:1            0.021:1

Cash decreased $2,178 for the year ended January 31, 2005 compared to an increase of $4,090 for the prior year. During the year ended January 31, 2005 we used $329,290 of cash for operating activities compared to $136,994 of cash used for operating activities in the year ended January 31, 2004. The reason for the change was primarily the relinquishment by officers of their accrued compensation.

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

                     MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2005

                                      INDEX

                                                                                      Page #
                                                                                      ------
Report of Independent Certified Public Accountant                                         F1
Consolidated Balance Sheets - January 31, 2005 and 2004                                F2-F3
Consolidated Statements of Operations for Each of the Two Years in the
  Period Ended January 31, 2005                                                           F4
Consolidated Statements of Changes in Stockholders' Deficiency for Each of the Two
  Years in the Period Ended January 31, 2005                                              F5
Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended
  January 31, 2005                                                                        F6
Notes to Financial Statements                                                         F7-F15

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name                    Position(s) Held as of January 31, 2005
---------------------   --------------------------------------------------------
Charles J. Lombardo     Chairman of the Board of Directors, Chief Executive
                        Officer, Chief Financial Officer and Treasurer

Miriam G. Jarney        Executive Vice President, Secretary and Director

Larry Spatz             Director

George Mansur Jr.       Director

James J. Kaput, Ph.D.   Director

Name                    Position(s) Held as of May 26, 2005
---------------------   -----------------------------------
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

Section 16(a) Beneficial Ownership Reporting Compliance

            To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 2005.

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

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation
                                                                  ---------------------------------------------------------------
                      Annual Compensation                                   Awards                          Payouts
---------------------------------------------------------------   -------------------------   -----------------------------------
Name &                                              Other         Restricted
Principle    Fiscal                                 Annual           Stock                                           All Other
Position      Year    Salary ($)   Bonus ($)   Compensation ($)    Award ($)   Options SARs   LTIP Payouts ($)   Compensation ($)
----------   ------   ----------   ---------   ----------------   ----------   ------------   ----------------   ----------------
Charles J.    2005      $     0        $0             $0              $0             $0               $0                 $0
Lombardo      2004      $     0        $0             $0              $0             $0               $0                 $0
CEO           2003      $     0        $0             $0              $0             $0               $0                 $0
              2002      $33,333        $0             $0              $0             $0               $0                 $0

Miriam        2005      $     0        $0             $0              $0             $0               $0                 $0
Jarney        2004      $     0        $0             $0              $0             $0               $0                 $0
Exec. V.P.    2003      $     0        $0             $0              $0             $0               $0                 $0
              2002      $33,333        $0             $0              $0             $0               $0                 $0

      (A) Consulting fees

            The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                                     Percent of Total Options/SARs    Exercise or
                      Options/SARs   Granted to Employees in Fiscal    Base Price
Name                     Granted                 Year                    ($/Sh)     Expiration Date
-------------------   ------------   ------------------------------   -----------   ---------------
Charles J. Lombardo        -0-                   --                        --              --
Miriam Jarney              -0-                   --                        --              --

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

                                                  Amount and
                                                  Nature of
                                                  Beneficial     Percent of
Name and Address of Beneficial Owner               Ownership      Class (1)
-----------------------------------------------   ----------     ----------
Charles J. Lombardo
Chairman of the Board, Chief Executive Officer,
Chief Financial Officer, & Treasurer
1511 Laurie Lane, Yardley, PA 19067               4,389,272(2)      20.8%

Miriam G. Jarney
Executive Vice President, Secretary, Director
21 Doering Way, Cranford, NJ 07106                1,989,100(3)       9.4%

Larry Spatz
Director
3175 Commercial Ave., Suite 222
Northbrook, IL 60062                                      0(4)       0.0%

James J. Kaput, PhD.
Director
473 Chase Road, N. Dartmouth, MA 02747                10,000          **

George E. Mansur, Jr.
Director
1413 State Rd., Phoenixville, PA 19460                 7,143          **

Robert L. Frome
c/o Olshan Grundman Frome et al.
65 East 55th Street
New York, NY 10022                                24,613,131         (5)

Bridge Ventures, Inc.
1241 Gulf of Mexico Dr.
Sarasota, FL 34228                                24,613,131         (5)

Michael Potter
c/o Olshan Grundman Frome et al.
65 East 55th Street
New York, NY 10022                                24,613,131         (5)

Jerome Goubeaux
41 John Street
New York, NY 10038                                 2,461,313         (6)

Ken Roberts
7115 Boulevard East
North Bergen, NJ 07047                               527,424         (6)

All Executive Officers and Directors as a group
(5 persons)(7)                                    6,395,515(4)      30.3%

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

Reports of Form 8-K

            No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2005. However, we filed a report Form 8-K on October 14, 2005 in connection with the sale of convertible debenture and departures/elections of officers and directors.

Item 14:

Audit fees

Aggregate fees bills by the Company's former principal accountant were $NIL during the fiscal year ended January 31, 2005 and $NIL during the fiscal year ended January 31, 2004.

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

                                 Not Applicable.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Multi Solutions Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of Multi Solutions Inc and Subsidiaries as of January 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows through January 31, 2005 and 2004 and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions, Inc and Subsidiaries as of January 31, 2005 and 2004 and the results of its operations and its cash flows through January 31, 2005 and 2004 and the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note A to the financial statements, the Company and its subsidiaries have suffered losses from operations and has working capital deficiencies as of January 31, 2005 raising substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
October 30, 2006

        2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89156 (702) 253-7511
                               Fax (702) 253-7501


                                      -F1-

                     MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            January 31, 2005 and 2004

                                              January 31,   January 31,
                                                 2005          2004
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $     1,912   $     4,090
  Accounts Receivable                               1,025            --
  Prepaid expenses and other current assets           512         6,812
                                              -----------   -----------
                                                    3,449        10,902
                                              -----------   -----------
FURNITURE AND EQUIPMENT
  Research and Development Equipment                   --         4,659
  Office furniture and other equipment                 --        10,528
                                              -----------   -----------
                                                       --        15,187
  Less: Accumulated Depreciation                       --        (6,790)
                                              -----------   -----------
                                                       --         8,397
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,492,582)   (1,355,980)
  Less valuation allowance                       (210,000)     (234,000)
                                              -----------   -----------
                                                       --       112,602
                                              -----------   -----------
                                              $     3,449   $   131,901
                                              ===========   ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F2-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2005 and 2004

                                                     January 31,   January 31,
                                                         2005          2004
                                                    ------------  ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                         $         --  $         --
  Litigation judgment payable - NetCast subsidiary       113,000       113,000
  Accrued payroll                                          1,105            --
  Payroll and other taxes payable                         28,888        28,399
  Accounts Payable, Accrued  expenses and
    other Current Liabilities                            131,223       123,017
  Accrued officer compensation                                --       133,668
  Due to officer                                          37,075        68,201
  Deferred Revenues                                        4,998        44,463
                                                    ------------  ------------
                                                         316,289       510,748
                                                    ------------  ------------

  Deferred compensation due officer /shareholders             --       586,605

  Minority interest in subsidiaries                    1,604,949       811,992


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
      21,096,969 and 21,096,969 respectively              21,098       21,098
  Additional paid-in capital                           9,232,227     9,232,227
  Accumulated deficit                                (11,171,114)  (11,030,769)
                                                    ------------  ------------
                                                      (1,917,789)   (1,777,444)
                                                    ------------  ------------
                                                    $      3,449  $    131,901
                                                    ============  ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F3-

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended January 31,
                                                                           -------------------------
                                                                               2005          2004
                                                                           -----------   -----------
REVENUES
  License fees                                                             $       540   $    48,887
  Maintenance fees                                                              93,005        87,852
                                                                           -----------   -----------
      Total revenues                                                            93,545       136,739

EXPENSES
  Software development and technical support                                   112,602       134,338
  Interco Allowance                                                             24,562            --
  Selling and administrative                                                    96,726       141,650
                                                                           -----------   -----------
      Total expenses                                                           233,890       275,988
                                                                           -----------   -----------
      (Loss) from operations                                                  (140,345)     (139,249)

OTHER INCOME (EXPENSE)
  Other income (expense)                                                            --            --
                                                                           -----------   -----------
      Total other income                                                            --            --
                                                                           -----------   -----------
      Net (loss)                                                           $  (140,345)  $  (139,249)
                                                                           ===========   ===========
      Weighted average shares outstanding                                   21,096,969    21,096,969
                                                                           ===========   ===========
      Income (Loss) per share                                              $     (0.01)  $     (0.01)
                                                                           ===========   ===========
      Some per share amounts may be less than $.01 and will appear as $0

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F4-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Years ended January 31, 2005 and 2004

                                   Common Stock                                            Total
                              --------------------   Additional paid-   Accumulated    Stockholders'
                                Shares      Amount       in capital        deficit       Deficiency
                              ----------   -------   ----------------   ------------   -------------
Balance at January 31, 2003   21,096,969   $21,098      $9,232,227      $(10,891,521)   ($1,638,196)
Net loss                                                                    (139,249)      (139,249)
                              ----------   -------      ----------      ------------    -----------
Balance at January 31, 2004   21,096,969   $21,098      $9,232,227      $(11,030,769)   $(1,777,444)
Net loss                                                                    (140,345)      (140,345)
                              ----------   -------      ----------      ------------    -----------
Balance at January 31, 2005   21,096,969   $21,098      $9,232,227      $(11,171,114)   $(1,917,789)
                              ==========   =======      ==========      ============    ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F5-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended
                                                                 January 31,
                                                            ---------------------
                                                               2005        2004
                                                            ----------  ---------
Cash flows from operating activities
  Net (loss)                                                $(140,345)  $(139,249)
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                   239       4,772
  Changes in assets and liabilities
      Loss on sale of marketable securities                        --          --
      Accounts receivable                                      (1,025)      3,440
      Prepaid expenses and other current assets                 6,300          --
      Accrued payroll                                           1,105          --
      Payroll and other taxes payable                             489       1,607
      Accounts payable and accrued expenses                     8,206      (7,398)
      Accrued officer compensation                           (133,668)         --
      Due to officer                                          (31,126)     10,882
      Deferred revenues                                       (39,465)    (11,048)
                                                             ---------  ---------
        Net cash  provided (used) by operating activities    (329,290)   (136,994)
                                                             ---------  ---------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures             8,158      18,566
  Capital expenditures                                             --          --
  Change in capitalized software development costs            112,602     130,464
  Sales of marketable securities                                   --          --
                                                             ---------  ---------
        Net cash used in investing activities                 120,760     149,030
                                                             ---------  ---------
Cash flows from financing activities                               --
  Change in overdraft                                              --      (7,947)
  Expired and forfeited stock Grants                               --          --
  Conversion of deferred officer compensation
    into minority interest equity                            (586,605)         --
  Minority interest and loss in excess of investments         792,957          --
                                                             ---------  ---------
        Net cash provided (used) by financing activities      206,352      (7,947)
                                                             ---------  ---------
        NET INCREASE (DECREASE) IN CASH                        (2,178)      4,090
Cash at beginning of year                                       4,090          --
                                                             ---------  ---------
Cash at end of period                                       $   1,912   $   4,090
                                                            =========   =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F6-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004

NOTE A - FINANCIAL STATEMENTS - BASIS OF REPORTING

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $140,345 for the year ended January 31, 2005 and no longer has cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

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


                                      -F7-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004

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

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at January 31, 2005 were $NIL (net of valuation allowance of $210,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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


                                      -F8-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at January 31, 2005 as follows: capitalized software development costs - $210,000 and; amounts due from affiliates - $200,000.

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


                                      -F9-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004

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


                                     -F10-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004

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

As of October 17, 2006, there is one outstanding judgment against the Company:

      o New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.


                                     -F11-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004

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


                                     -F12-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004

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

NOTE F - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for the years ended January 31, 2005 and 2004 are as follows:

                                             2005   2004
                                             ----   ----
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


                                     -F13-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004

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

NOTE H - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $384,773 as of January 31, 2005.

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


                                     -F14-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004

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