Form 10QSB
period 2005-04-30
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2005

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from_________to_________

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

                 Class                             Outstanding at April 30, 2005
                 -----                             -----------------------------
Common Stock, par value $.001 per share                      21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED APRIL 30, 2005

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):
         Balance Sheets.................................................     1-2
         Statements of Operations.......................................       3
         Statements of Cash Flows.......................................       4
         Notes to Financial Statements .................................    5-15
Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   16-17
Item 3.  Controls and Procedures........................................      18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      19
Item 2.  Change in Securities...........................................      19
Signatures..............................................................      20
Certifications..........................................................      21
Exhibit 99.1............................................................      22

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2005 and January 31, 2005

                                               April 30,    January 31,
                                                  2005         2005
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $       509   $     1,912
  Accounts Receivable                                  --         1,025
  Prepaid expenses and other current assets           512           512
                                              -----------   -----------
                                                    1,021         3,449
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,492,582)   (1,492,582)
  Less valuation allowance                       (210,000)     (210,000)
                                              -----------   -----------
                                                       --            --
                                              -----------   -----------
                                              $     1,021   $     3,449
                                              ===========   ===========

Note: The balance sheet at January 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2005 and January 31, 2005

                                                      April 30,     January 31,
                                                        2005            2005
                                                    ------------   -------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                         $         --   $         --
  Litigation judgment payable - NetCast subsidiary       113,000        113,000
  Accrued payroll                                             --          1,105
  Payroll and other taxes payable                         28,888         28,888
  Accounts Payable, Accrued  expenses and
    other  Current Liabilities                           132,127        131,223
  Due to officer                                          37,275         37,075
  Deferred Revenues                                        2,816          4,998
                                                    ------------   ------------
                                                         314,106        316,289
                                                    ------------   ------------

  Minority interest in subsidiaries                    1,604,949      1,604,949


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                21,098         21,098
  Additional paid-in capital                           9,232,227      9,232,227
  Accumulated deficit                                (11,171,359)   (11,171,114)
                                                    ------------   ------------
                                                      (1,918,034)    (1,917,789)
                                                    ------------   ------------
                                                    $      1,021   $      3,449
                                                    ============   ============

Note: The balance sheet at January 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                        April 30,
                                               -------------------------
                                                   2005          2004
                                               -----------   -----------
REVENUES
  License fees                                 $     1,975   $       540
  Maintenance fees                                   4,558        29,642
  Consulting and Other fees                             --            --
                                               -----------   -----------
    Total revenues                                   6,533        30,182

EXPENSES
  Software development and technical support            --        32,616
  Provision to write-down previously
    capitalized software costs                          --            --
  Selling and administrative                         6,778        19,770
                                               -----------   -----------
    Total expenses                                   6,778        52,386
                                               -----------   -----------
    (Loss) from operations                            (245)      (22,204)

OTHER INCOME (EXPENSE)
  Other income (expense)                                --            --
                                               -----------   -----------
    Total other income                                  --            --
                                               -----------   -----------
    Net (loss)                                 $      (245)  $   (22,204)
                                               ===========   ===========
    Weighted average shares outstanding         21,096,969    21,096,969
                                               ===========   ===========
    Income (Loss) per share                    $     (0.00)  $     (0.00)
                                               ===========   ===========

Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                               April 30,
                                                          ------------------
                                                            2005      2004
                                                          -------   --------
Cash flows from operating activities
  Net (loss)                                              $  (245)  $(22,204)
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                --        239
  Changes in assets and liabilities
    Accounts receivable                                     1,025     (9,558)
    Prepaid expenses and other current assets                  --      6,000
    Accrued payroll                                        (1,105)       561
    Payroll and other taxes payable                            --       (457)
    Accounts payable and accrued expenses                     904        567
    Due to officer                                            200         --
    Deferred revenues                                      (2,182)   (11,405)
                                                          -------   --------
      Net cash provided (used) by operating activities     (1,403)   (36,257)
                                                          -------   --------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures            --         97
  Change in capitalized software development costs             --     32,616
                                                          -------   --------
      Net cash used in investing activities                    --     32,713
                                                          -------   --------
Cash flows from financing activities
  Increase in overdraft                                        --         --
                                                          -------   --------
      Net cash provided (used) by financing activities         --         --
                                                          -------   --------
      NET INCREASE (DECREASE) IN CASH                      (1,403)    (3,544)

Cash at beginning of year                                   1,912      4,090
                                                          -------   --------
Cash at end of period                                     $   509   $    546
                                                          =======   ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the three month periods ended April 30, 2005 and 2004 (b) the consolidated financial position at April 30, 2005 and (c) the consolidated statements of cash flows for the three month period ended April 30, 2005 and 2004 have been made. The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended January 31, 2005 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $245 for the three months ended April 30, 2005 and no longer has cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at April 30, 2005 were $NIL (net of valuation allowance of $210,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at April 30, 2005 as follows: capitalized software development costs - $210,000

10. Risks, uncertainties and certain concentrations of credit risk and economic dependency

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

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

As of October 17, 2006, there is one outstanding judgment against the Company:

      o New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended April 30, 2005 and 2004 are as follows:

                                             2005   2004
                                             ----   ----
Cash paid during the year for interest       $NIL   $NIL
Cash paid during the year for income taxes   $NIL   $NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $390,398 as of April 30, 2005.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

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

NOTE J - SECURITY PURCHASE AGREEMENT

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005 and 2004

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

NOTE K - SUBSEQUENT EVENTS

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

Results of Operations

Three months ended April 30, 2005 compared to three months ended April 30, 2004

We generated revenues during the three months ended April 30, 2005, of $6,533 compared to revenues of $30,182 during the three months ended April 30, 2004. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $23,649 or approximately 78% was due primarily to an decrease in Multi Soft's primary sources of revenues - license, and maintenance fees.

Our operating expenses were $6,778 for the three months ended April 30, 2005 compared to $52,386 for the comparable three month period in the preceding fiscal year, a decrease of $45,608 or approximately 87% resulting from continued cost cutting measures.

We had other income of $NIL during the three months ended April 30, 2005 compared to $NIL of other income during the first three months of the preceding fiscal year.

As a result of all of the foregoing, we incurred a net loss for the three months ended April 30, 2005 of $245 compared to a net loss of $22,204 for the first three months of the preceding fiscal year, a decrease of $21,959 or approximately 99%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At April 30, 2005, we had a negative working capital position of ($313,085), compared to negative working capital of ($312,840) at January 31, 2005 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  April 30, 2005   January 31, 2005
                  --------------   ----------------
Working capital     ($313,085)        ($312,840)
Current ratios        0.003:1           0.011:1

Cash decreased $1,403 for the quarter ended April 30, 2005 compared to a decrease of $3,544 for the comparable period of the prior year. During the quarter ended April 30, 2005 we used $1,403 of cash for operating activities compared to $36,257 of cash used by operating activities in the quarter ended April 30, 2004. The reason for the change in cash flow from operations was due primarily to an overall decline in business activity an essentially discontinued operations.

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