Form 10QSB
period 2005-07-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2005

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_______to_______

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

                Class                      Outstanding at July 31, 2005
                -----                      ----------------------------
Common Stock, par value $.001 per share             21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JULY 31, 2005

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2005 and January 31, 2005

                                                   July 31,    January 31,
                                                     2005         2005
                                                 -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                           $    35,984   $     1,912
  Accounts Receivable                                     --         1,025
  Prepaid expenses and other current assets              512           512
                                                 -----------   -----------
                                                      36,496         3,449
                                                 -----------   -----------
OTHER ASSETS
  Capitalized software development costs           1,702,582     1,702,582
  Less accumulated amortization                   (1,492,582)   (1,492,582)
  Less valuation allowance                          (210,000)     (210,000)
                                                 -----------   -----------
                                                          --            --
                                                 -----------   -----------
                                                 $    36,496   $     3,449
                                                 ===========   ===========

Note: The balance sheet at January 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2005 and January 31, 2005

                                                       July 31,   January 31,
                                                         2005        2005
                                                    ------------  ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                         $         --  $         --
  Litigation judgment payable - NetCast subsidiary       113,000       113,000
  Accrued payroll                                             --         1,105
  Payroll and other taxes payable                         28,888        28,888
  Accounts Payable, Accrued  expenses and
    other  Current Liabilities                            82,557       131,223
  Due to officer                                              --        37,075
  Convertible debentures                                 141,470            --
  Deferred Revenues                                        1,306         4,998
                                                    ------------  ------------
                                                         367,221       316,289
                                                    ------------  ------------

  Minority interest in subsidiaries                    1,604,949     1,604,949


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969   and 21,096,969 respectively              21,098        21,098
  Additional paid-in capital                           9,232,227     9,232,227
  Accumulated deficit                                (11,188,999)  (11,171,114)
                                                    ------------  ------------
                                                      (1,935,674)   (1,917,789)
                                                    ------------  ------------
                                                    $     36,496  $      3,449
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Six Months Ended          Three Months Ended
                                                                                     July 31,                   July 31,
                                                                           -------------------------   -------------------------
                                                                               2005          2004          2005           2004
                                                                           -----------   -----------   -----------   -----------
REVENUES
  License fees                                                             $     1,975   $       540   $        --   $        --
  Maintenance fees                                                               6,067        66,656         1,509        37,014
  Consulting and Other fees                                                         --            --            --            --
                                                                           -----------   -----------   -----------   -----------
      Total revenues                                                             8,042        67,196         1,509        37,014

EXPENSES
  Software development and technical support                                        --        65,232            --        32,616
  Selling and administrative                                                    25,577        41,627        18,799        21,857
                                                                           -----------   -----------   -----------   -----------
      Total expenses                                                            25,577       106,859        18,799        54,473
                                                                           -----------   -----------   -----------   -----------
      (Loss) from operations                                                   (17,535)      (39,663)      (17,290)      (17,459)

OTHER INCOME (EXPENSE)
  Interest expense                                                                (350)           --          (350)           --
                                                                           -----------   -----------   -----------   -----------
      Total other income                                                          (350)           --          (350)           --
                                                                           -----------   -----------   -----------   -----------
      Net (loss)                                                           $   (17,885)  $   (39,663)  $   (17,640)  $   (17,459)
                                                                           ===========   ===========   ===========   ===========
      Weighted average shares outstanding                                   21,096,969    21,096,969    21,096,969    21,096,969
                                                                           ===========   ===========   ===========   ===========
      Income (Loss) per share                                              $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                                                           ===========   ===========   ===========   ===========
      Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                 July 31,
                                                           -------------------
                                                              2005       2004
                                                           ---------  --------
Cash flows from operating activities
  Net (loss)                                               $ (17,885) $(39,663)
  Adjustments to reconcile net income  to net cash
    provided by operating activities
  Depreciation and amortization                                   --       239
  Changes in assets and liabilities
      Loss on sale of marketable securities                       --        --
      Accounts receivable                                      1,025   (10,488)
      Prepaid expenses and other current assets                   --     6,000
      Accrued payroll                                         (1,105)      559
      Payroll and other taxes payable                             --      (587)
      Accounts payable and accrued expenses                  (48,666)      533
      Due to officer                                         (37,075)       --
      Interest accrued on convertible debentures               1,470
      Deferred revenues                                       (3,692)  (23,275)
                                                           ---------  --------
        Net cash provided (used) by operating activities    (105,928)  (66,682)
                                                           ---------  --------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures               --        97
  Change in capitalized software development costs                --    65,232
                                                           ---------  --------
        Net cash used in investing activities                     --    65,329
                                                           ---------  --------
Cash flows from financing activities
  Increase in overdraft                                           --        --
  Increse in convertible debentures                          140,000        --
                                                           ---------  --------
        Net cash provided (used) by financing activities     140,000        --
                                                           ---------  --------
        NET INCREASE (DECREASE) IN CASH                       34,072    (1,353)
Cash at beginning of year                                      1,912     4,090
                                                           ---------  --------
Cash at end of period                                      $  35,984  $  2,737
                                                           =========  ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the six month periods ended July 31, 2005 and 2004 (b) the consolidated financial position at July 31, 2005 and (c) the consolidated statements of cash flows for the six month period ended July 31, 2005 and 2004 have been made. The results of operations for the six months ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $17,885 for the six months ended July 31, 2005. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at July 31, 2005 were $47,370 (net of valuation allowance of $222,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at July 31, 2005 as follows: capitalized software development costs - $210,000 .

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

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

As of October 17, 2006, is one outstanding judgment against the Company:

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended July 31, 2005 and 2004 are as follows:
                                             2005   2004
                                             ----   ----
Cash paid during the year for interest       $NIL   $NIL
Cash paid during the year for income taxes   $NIL   $NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $390,398 as of July 31, 2005.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005 and 2004

NOTE K - REGULATORY COMMUNICATIONS

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

NOTE L - SUBSEQUENT EVENTS

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

Results of Operations

Six months ended July 31, 2005 compared to six months ended July 31, 2004

We generated revenues during the six months ended July 31, 2005, of $8,042 compared to revenues of $67,196 during the six months ended July 31, 2004. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $59,154 or approximately 88% was due primarily to a decrease in Multi Soft's primary sources of revenues - license, and maintenance fees representing essentially the discontinuance of regular business operations..

Our operating expenses were $17,535 for the six months ended July 31, 2005 compared to $106,859 for the six months ended July 31, 2004, a decrease of $89,324 or approximately 84% resulting from essentially discontinuing our operations.

We had other income/expenses of ($350) during the six months ended July 31, 2005 (represnting interest accrued on the convertible debentures) compared to $NIL of other income during the first six months ended July 31, 2004.

As a result of all of the foregoing, we incurred a net loss for the six months ended July 31, 2005 of $17,885 compared to a net loss of $39,663 for the six months ended July 31, 2004, a decrease of $21,778 or approximately 55%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At July 31, 2005, we had a negative working capital position of ($330,725), compared to negative working capital of ($312,840) at January 31, 2005 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  July 31, 2005   January 31, 2005
                  -------------   ----------------
Working capital    ($330,725)        ($312,840)
Current ratios       0.099:1          0. 011:1

Cash increased $34,072 for the six months ended July 31, 2005 compared to a decrease of $1,363 for the comparable period of the prior year. During the six months ended July 31, 2005 we used $105,928 of cash for operating activities compared to $66,682 of cash used for operating activities in the six months ended July 31, 2004.. The reason for the decline in cash flow from operations was due primarily to using the proceeds of the convertible debentures to pay off certain liabilities and recent loans from an officer which were used to fund operations.

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

                                        MULTI SOLUTIONS, INC.


Dated: October 30, 2006                 By: /s/ Jerome Goubeaux
                                             -----------------------------------
                                        Name: Jerome Goubeaux
                                        Title: Chief Executive Officer and
                                               Director


Dated: October 30, 2006                 By: /s/ Ken Roberts
                                             -----------------------------------
                                        Name: Ken Roberts
                                        Title: Secretary and Director