Form 10QSB
period 2005-10-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2005

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

                Class                            Outstanding at October 31, 2005
                -----                            -------------------------------
Common Stock, par value $.001 per share                    21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                   FORM 10-QSB
                       NINE MONTHS ENDED OCTOBER 31, 2005

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Oct 31, 2005 and January 31, 2005

                                                Oct 31,     January 31,
                                                 2005          2005
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $    31,484   $     1,912
  Accounts Receivable                                  --         1,025
  Prepaid expenses and other current assets           512           512
                                              -----------   -----------
                                                   31,996         3,449
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,492,582)   (1,492,582)
  Less valuation allowance                       (210,000)     (210,000)
                                              -----------   -----------
                                                       --            --
                                              -----------   -----------
                                              $    31,996   $     3,449
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Oct 31, 2005 and January 31, 2005

                                                        Oct 31,      January 31,
                                                         2005          2005
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                          $         --   $         --
  Litigation judgment payable - NetCast subsidiary        113,000        113,000
  Accrued payroll                                           1,105          1,105
  Payroll and other taxes payable                          28,888         28,888
  Accounts Payable, Accrued  expenses and
    other Current Liabilities                              81,452        131,223
  Due to officer                                               --         37,075
  Convertible debentures                                  142,175             --
  Deferred Revenues                                           290          4,998
                                                     ------------   ------------
                                                          366,910        316,289
                                                     ------------   ------------

  Minority interest in subsidiaries                     1,604,949      1,604,949


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                 21,098         21,098
  Additional paid-in capital                            9,232,227      9,232,227
  Accumulated deficit                                 (11,193,188)   (11,171,114)
                                                     ------------   ------------
                                                       (1,939,863)    (1,917,789)
                                                     ------------   ------------
                                                     $     31,996   $      3,449
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Nine Months Ended           Three Months Ended
                                                        Oct 31,                     Oct 31,
                                               -------------------------   -------------------------
                                                   2005          2004          2005          2004
                                               -----------   -----------   -----------   -----------
REVENUES
  License fees                                 $     1,975   $       540   $        --   $        --
  Maintenance fees                                   7,083        85,523         1,016        18,867
  Consulting and Other fees                             --            --            --            --
                                               -----------   -----------   -----------   -----------
    Total revenues                                   9,058        86,063         1,016        18,867

EXPENSES
  Software development and technical support            --        97,848            --        32,616
  Selling and administrative                        30,257        59,871         4,680        18,244
                                               -----------   -----------   -----------   -----------
    Total expenses                                  30,257       157,719         4,680        50,860
                                               -----------   -----------   -----------   -----------
    (Loss) from operations                         (21,199)      (71,656)       (3,664)      (31,993)

OTHER INCOME (EXPENSE)
  Interest expense                                    (875)                       (525)
                                               -----------   -----------   -----------   -----------
    Total other income                                (875)           --          (525)           --
                                               -----------   -----------   -----------   -----------
    Net (loss)                                 $   (22,074)  $   (71,656)  $    (4,189)  $   (31,993)
                                               ===========   ===========   ===========   ===========
    Weighted average shares outstanding         21,096,969    21,096,969    21,096,969    21,096,969
                                               ===========   ===========   ===========   ===========
    Income (Loss) per share                    $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                               ===========   ===========   ===========   ===========

Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                   Oct 31,
                                                           ---------------------
                                                              2005        2004
                                                           ---------   ---------
Cash flows from operating activities
  Net (loss)                                               $ (22,074)  $ (71,656)
  Adjustments to reconcile net income  to net cash
    provided by operating activities
  Depreciation and amortization                                   --         239
  Changes in assets and liabilities
      Accounts receivable                                      1,025        (780)
      Prepaid expenses and other current assets                   --       6,000
      Accrued payroll                                             --         559
      Payroll and other taxes payable                             --        (588)
      Accounts payable and accrued expenses                  (49,771)        845
      Due to officer                                         (37,075)         --
      Interest accrued on convertible debentures               2,175          --
      Deferred revenues                                       (4,708)    (36,187)
                                                           ---------   ---------
        Net cash provided (used) by operating activities    (110,428)   (101,568)
                                                           ---------   ---------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures               --          97
  Change in capitalized software development costs                --      97,848
                                                           ---------   ---------
        Net cash used in investing activities                     --      97,945
                                                           ---------   ---------
Cash flows from financing activities                                          --
  Increase in convertible debentures                         140,000          --
                                                           ---------   ---------
        Net cash provided (used) by financing activities     140,000          --
                                                           ---------   ---------
        NET INCREASE (DECREASE) IN CASH                       29,572      (3,623)
Cash at beginning of year                                      1,912       4,090
                                                           ---------   ---------
Cash at end of period                                      $  31,484   $     467
                                                           =========   =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the nine month periods ended October 31, 2005 and 2004 (b) the consolidated financial position at October 31, 2005 and (c) the consolidated statements of cash flows for the nine month period ended October 31, 2005 and 2004 have been made. The results of operations for the nine months ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $22,074 for the nine months ended October 31, 2005 and has limited cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at October 31, 2005 were $NIL (net of valuation allowance of $210,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at October 31, 2005 as follows: capitalized software development costs - $210,000 and; amounts due from affiliates - $200,000.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended October 31, 2005 and 2004 are as follows:

                                             2005   2004
                                             ----   ----
Cash paid during the year for interest       $NIL   $NIL
Cash paid during the year for income taxes   $NIL   $NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $390,398 as of October 31, 2005.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005 and 2004

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

Results of Operations

Nine months ended October 31, 2005 compared to nine months ended October 31,
2004

We generated revenues during the nine months ended October 31, 2005, of $9,058 compared to revenues of $86,063 during the nine months ended October 31, 2004. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $77,005 or approximately 89% was due primarily to a decrease in Multi Soft's primary sources of revenues - license, and maintenance fees.

Our operating expenses were $30,257 for the nine months ended October 31, 2005 compared to $157,719 for the comparable nine month period in the prior year, a decrease of $116,902 or approximately 74% resulting from the discontinuance of regular day-t-day operations.

We had other income/(expense) of $(875) (all related to interest expense on the convertible debentures described in Note F) during the nine months ended October 31, 2005 compared to $NIL of other income during the nine months ended October 31, 2004.

As a result of all of the foregoing, we incurred a net loss for the nine months ended October 31, 2005 of $22,074 compared to a net loss of $71,656 for the nine months ended October 31, 2004, a decrease of $49,582 or approximately 69%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At October 31, 2005, we had a negative working capital position of ($334,914), compared to negative working capital of ($312,840) at January 31, 2005 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  October 31, 2005   January 31, 2005
                  ----------------   ----------------
Working capital      ($334,914)          ($312,840)
Current ratios         0.087:1            0. 011:1

Cash increased $29,572 for the nine months ended October 31, 2005 compared to a decrease of $3,623 for the comparable period of the prior year. During the nine months ended October 31, 2005 we used $110,428 of cash for operating activities compared to $101,568 of cash used for operating activities in the nine months ended October 31, 2004. The uses of cash flow for operations for the nine months ended October 31, 2005 (other than the loss) was primarily the result of using the proceeds of convertible debentures for the payment of accounts payable and recent loans from an officer which used to fund operations.

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

                                        MULTI SOLUTIONS, INC.


Dated: October 30, 2006                 By: /s/ Jerome Goubeaux
                                            --------------------------
                                        Name: Jerome Goubeaux
                                        Title: President and Director


Dated: October 30, 2006                 By: /s/ Ken Roberts
                                            --------------------------
                                        Name: Ken Roberts
                                        Title: Secretary and Director