Form 10KSB
period 2006-01-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              |X| ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2006

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

                                Yes |_|   No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). |X|

The Issuer's consolidated revenues for the fiscal year ended January 31, 2006 was: $9,348

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($0.0) and ($0.0) bid price of such stock, as of October 17, 2006 is $NIL based upon $0.0 multiplied by the 14,701,454 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2006, is 21,096,969 shares, all of one class of $.001 par value Common Stock.

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

General

            During our fiscal year ended January 31, 2006, we:

      o     supported our subsidiary, Multi Soft, Inc; and

      o     raised funds through the issuance of convertible debentures.

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

            Multi Soft had one part time employee during the year ended January 31, 2006. Multi Soft previously had four technical and engineering personnel, who have been laid off due to our weak financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended January 31, 2006.

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

Issuances of Common Stock

            We did not issue any securities during the last quarter of the year ended January 31, 2006, although in April 2005 we issued convertible debentures which are convertible into 49,226,262 shares of common stock.

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

Results of Operations

Year ended January 31, 2006 compared to year ended January 31, 2005

We generated revenues during the year ended January 31, 2006, of $9,348 compared to revenues of $93,545 during the year ended January 31, 2005. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $84,197 or approximately 90% was due primarily to an increase in Multi Soft's primary sources of revenues - license, and maintenance fees, resulting from the discontinuance of regular business operations.

Our operating expenses were $38,269 for the year ended January 31, 2006 compared to $233,890 for the prior fiscal year, a decrease of $195,621 or approximately 84% resulting from the discontinuance of regular business operations.

We had other income/(expense) of $(1,400) (all related to interest expense on the convertible debentures described in Note I) during the year ended January 31, 2006 compared to $NIL of other income for the prior fiscal year.

As a result of all of the foregoing, we incurred a net loss for the year ended January 31, 2006 of $30,321 compared to a net loss of $140,345 for the prior fiscal year, a decrease of $110,024 or approximately 78%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At January 31, 2006, we had a negative working capital position of ($343,161), compared to negative working capital of ($312,840) at January 31, 2005 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  January 31, 2006   January 31, 2005
                  ----------------   ----------------
Working capital      ($343,161)         ($199,840)
Current ratios         0.066:1            0.017:1

Cash increased $21,740 for the year ended January 31, 2006 compared to a decrease of $2,178 for the prior year. During the year ended January 31, 2006 we used $118,260 of cash for operating activities compared to $329,290 of cash used for operating activities in the year ended January 31, 2005. The principal reason for the change was the discontinuance of regular business operations.

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

                     MULTI SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2006

                                      INDEX

                                                                          Page #
                                                                          ------
Report of Independent Certified Public Accountant                             F1

Consolidated Balance Sheets - January 31, 2006 and 2005                    F2-F3

Consolidated Statements of Operations for Each of the Two
  Years in the Period Ended January 31, 2006                                  F4

Consolidated Statements of Changes in Stockholders' Deficiency
  for Each of the Two Years in the Period Ended January 31, 2006              F5

Consolidated Statements of Cash Flows for Each of the Two Years
  in the Period Ended January 31, 2006                                        F6

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

Name                    Position(s) Held as of January 31, 2005
---------------------   ---------------------------------------
Charles J. Lombardo     Chairman of the Board of Directors,
                        Chief Executive Officer,
                        Chief Financial Officer and Treasurer

Miriam G. Jarney        Executive Vice President, Secretary and Director

Larry Spatz             Director

George Mansur Jr.       Director

James J. Kaput, Ph.D.   Director

Name                    Position(s) Held as of May 26, 2005
---------------------   ---------------------------------------
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

                           SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                                    ------------------------------------------
                Annual Compensation                        Awards               Payouts
--------------------------------------------------  -------------------  ---------------------
    Name &                            Other Annual  Restricted             LTIP     All Other
  Principle    Fiscal  Salary  Bonus  Compensation     Stock    Options  Payouts  Compensation
   Position     Year    ($)     ($)       ($)        Award ($)    SARs     ($)         ($)
-------------  ------  ------  -----  ------------  ----------  -------  -------  ------------
Charles J.      2006     $0      $0        $0           $0         $0       $0         $0
Lombardo CEO    2005     $0      $0        $0           $0         $0       $0         $0
                2004     $0      $0        $0           $0         $0       $0         $0

Miriam Jarney   2006     $0      $0        $0           $0         $0       $0         $0
Exec. V.P.      2005     $0      $0        $0           $0         $0       $0         $0
                2004     $0      $0        $0           $0         $0       $0         $0

(A)   Consulting fees

            The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                                         Percent of Total
                      Options/SARs    Options/SARs Granted to   Exercise or Base   Expiration
Name                     Granted     Employees in Fiscal Year     Price ($/Sh)         Date
-------------------   ------------   ------------------------   ----------------   ----------
Charles J. Lombardo        -0-                  --                     --              --
Miriam Jarney              -0-                  --                     --              --

            The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

                                                                                Value of
                                                     Number of Securities     Unexercised
                         Shares                     Underlying Unexercised     In-The-Money
                       Acquired on       Value           Options/SARs        Options/SARs at
Name                  Exercise (#)   Realized ($)        at FY-End (#)          FY-End ($)
-------------------   ------------   ------------   ----------------------   ---------------
Charles J. Lombardo        -0-            -0-                 -0-                  -0-
Miriam Jarney              -0-            -0-                 -0-                  -0-

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

            Through fiscal 1997, Mr. Lombardo and Ms. Jarney accrued a portion of their Multi Soft salaries. The balance due between both officers as of January 31, 2000, on a consolidated basis, is $792,797 including deferred increases of $586,605. Since fiscal 1999, Mr. Lombardo and Ms. Jarney have relinquished that portion of their annual compensation that was owed but not paid for fiscal 1998 through fiscal 2000. All accrued deferred officer compensation aggregating $720,273 was forgiven during the fiscal year ended January 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management -- The number and percentage of shares of our common stock owned of record and beneficially by each owner of 5% or more of our common stock, each of our officers and directors and by all of our officers and directors as a group are set forth on the chart below.

                                                  Amount and Nature of
Name and Address of Beneficial Owner              Beneficial Ownership   Percent of Class (1)
-----------------------------------------------   --------------------   --------------------
Charles J. Lombardo
Chairman of the Board, Chief Executive Officer,
Chief Financial Officer, & Treasurer
1511 Laurie Lane, Yardley, PA 19067                    4,389,272(2)              20.8%

Miriam G. Jarney
Executive Vice President, Secretary, Director
21 Doering Way, Cranford, NJ 07106                     1,989,100(3)               9.4%

Larry Spatz
Director
3175 Commercial Ave., Suite 222
Northbrook, IL 60062                                           0(4)               0.0%

James J. Kaput, PhD.
Director
473 Chase Road, N. Dartmouth, MA 02747                    10,000                   **

George E. Mansur, Jr.
Director
1413 State Rd., Phoenixville, PA 19460                     7,143                   **

Robert L. Frome
c/o Olshan Grundman Frome et al.
65 East 55th Street
New York, NY 10022                                    24,613,131                   (5)

Bridge Ventures, Inc.
1241 Gulf of Mexico Dr.
Sarasota, FL 34228                                    24,613,131                   (5)

Michael Potter
c/o Olshan Grundman Frome et al.
65 East 55th Street
New York, NY 10022                                    24,613,131                   (5)

Jerome Goubeaux
41 John Street
New York, NY 10038                                     2,461,313                   (6)

Ken Roberts
7115 Boulevard East
North Bergen, NJ 07047                                   527,424                   (6)

All Executive Officers and Directors as a group
(5 persons)(7)                                         6,395,515(4)              30.3%

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

Reports of Form 8-K

            No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2006. However, we filed a report Form 8-K on October 14, 2005 in connection with the sale of convertible debenture and departures/elections of officers and directors.

Item 14:

Audit fees

Aggregate fees bills by the Company's former principal accountant were $NIL during the fiscal year ended January 31, 2006 and $NIL during the fiscal year ended January 31, 2005.

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

                                 Not Applicable.

                          MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Multi Solutions Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of Multi Solutions Inc and Subsidiaries as of January 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows through January 31, 2006 and 2005 and for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions, Inc and Subsidiaries as of January 31, 2006 and 2005 and the results of its operations and its cash flows through January 31, 2006 and 2005 and the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note A to the financial statements, the Company and its subsidiaries have suffered losses from operations and has working capital deficiencies as of January 31, 2006 raising substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 30, 2006

        2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89156 (702) 253-7511
                               Fax (702) 253-7501


                                      -F1-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2006 and 2005

                                              January 31,   January 31,
                                                  2006          2005
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $    23,652   $     1,912
  Accounts Receivable                                  --         1,025
  Prepaid expenses and other current assets           512           512
                                              -----------   -----------
                                                   24,164         3,449
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,492,582)   (1,492,582)
  Less valuation allowance                       (210,000)     (210,000)
                                              -----------   -----------
                                                       --            --
                                              -----------   -----------
                                              $    24,164   $     3,449
                                              ===========   ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F2-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2006 and 2005

                                                     January 31,    January 31,
                                                        2006           2005
                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Overdraft                                         $         --   $         --
  Litigation judgment payable - NetCast subsidiary       113,000        113,000
  Accrued payroll                                                         1,105
  Payroll and other taxes payable                         28,888         28,888
  Accounts Payable, Accrued  expenses and
    other Current Liabilities                             82,557        131,223
  Due to officer                                              --         37,075
  Convertible debentures                                 142,880             --
  Deferred Revenues                                           --          4,998
                                                    ------------   ------------
                                                         367,325        316,289
                                                    ------------   ------------

  Minority interest in subsidiaries                    1,604,949      1,604,949


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                21,098         21,098
  Additional paid-in capital                           9,232,227      9,232,227
  Accumulated deficit                                (11,201,435)   (11,171,114)
                                                    ------------   ------------
                                                      (1,948,110)    (1,917,789)
                                                    ------------   ------------
                                                    $     24,164   $      3,449
                                                    ============   ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F3-

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended January 31,
                                               -------------------------
                                                   2006          2005
                                               -----------   -----------
REVENUES
  License fees                                 $     1,975   $       540
  Maintenance fees                                   7,373        93,005
                                               -----------   -----------
    Total revenues                                   9,348        93,545

EXPENSES
  Software development and technical support            --       112,602
  Interco allowance                                     --        24,562
  Selling and administrative                        38,269        96,726
                                               -----------   -----------
    Total expenses                                  38,269       233,890
                                               -----------   -----------
    (Loss) from operations                         (28,921)     (140,345)

OTHER INCOME (EXPENSE)
  Interest expense                                  (1,400)           --
                                               -----------   -----------
    Total other income (expense)                    (1,400)           --
                                               -----------   -----------
    Net (loss)                                 $   (30,321)  $  (140,345)
                                               ===========   ===========
    Weighted average shares outstanding         21,096,969    21,096,969
                                               ===========   ===========
    Income (Loss) per share                    $     (0.00)  $     (0.01)
                                               ===========   ===========

Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F4-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Years ended January 31, 2006 and 2005

                                  Common Stock                                            Total
                              --------------------      Additional      Accumulated   Stockholders'
                                Shares      Amount   paid-in capital      deficit       Deficiency
                              ----------   -------   ---------------   ------------   -------------
Balance at January 31, 2004   21,096,969   $21,098      $9,232,227     $(11,030,769)   ($1,777,444)
Net loss                                                                   (140,345)      (140,345)
                              ----------   -------      ----------     ------------   ------------
Balance at January 31, 2005   21,096,969   $21,098      $9,232,227     $(11,171,114)  $ (1,917,789)
Net loss                                                                    (30,321)       (30,321)
                              ----------   -------      ----------     ------------   ------------
Balance at January 31, 2006   21,096,969   $21,098      $9,232,227     $(11,201,435)  $ (1,948,110)
                              ==========   =======      ==========     ============   ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F5-

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended January 31,
                                                         ---------------------
                                                            2006        2005
                                                         ---------   ---------
Cash flows from operating activities
  Net (loss)                                             $ (30,321)  $(140,345)
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                 --         239
  Changes in assets and liabilities
    Loss on sale of marketable securities                       --          --
    Accounts receivable                                      1,025      (1,025)
    Prepaid expenses and other current assets                   --       6,300
    Accrued payroll                                         (1,105)      1,105
    Payroll and other taxes payable                             --         489
    Accounts payable and accrued expenses                  (48,666)      8,206
    Accrued officer compensation                                --    (133,668)
    Due to officer                                         (37,075)    (31,126)
    Interest accrued on convertible debentures               2,880
    Deferred revenues                                       (4,998)    (39,465)
                                                         ---------   ---------
      Net cash provided (used) by operating activities    (118,260)   (329,290)
                                                         ---------   ---------
Cash flows from investing activities
  Disposal and abandonment of property and fixtures             --       8,158
  Change in capitalized software development costs              --     112,602
                                                         ---------   ---------
      Net cash used in investing activities                     --     120,760
                                                         ---------   ---------
Cash flows from financing activities
  Conversion of deferred officer compensation
    into minority interest equity                               --    (586,605)
  Increase in convertible debentures                       140,000          --
  Minority interest and loss in excess of investments           --     792,957
                                                         ---------   ---------
      Net cash provided (used) by financing activities     140,000     206,352
                                                         ---------   ---------
      NET INCREASE (DECREASE) IN CASH                       21,740      (2,178)
Cash at beginning of year                                    1,912       4,090
                                                         ---------   ---------
Cash at end of period                                    $  23,652   $   1,912
                                                         =========   =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F6-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006 and 2005

NOTE A - FINANCIAL STATEMENTS - BASIS OF REPORTING

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $30,321 for the year ended January 31, 2006 and has no meaningful cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

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


                                      -F7-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006 and 2005

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

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at January 31, 2006 were $NIL (net of valuation allowance of $210,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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


                                      -F8-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006 and 2005

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at January 31, 2006 as follows: capitalized software development costs - $210,000 and; amounts due from affiliates - $200,000.

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


                                      -F9-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006 and 2005

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


                                     -F10-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006 and 2005

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

As of October 17, 2006, there is one outstanding judgment against the Company:

      o New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.


                                     -F11-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006 and 2005

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


                                     -F12-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006 and 2005

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

NOTE F - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for the years ended January 31, 2006 and 2005 are as follows:

                                             2006   2005
                                             ----   ----
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


                                     -F13-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006 and 2005

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

NOTE H - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $390,398 as of January 31, 2006.

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

NOTE I - SECURITY PURCHASE AGREEMENT

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


                                     -F14-

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006 and 2005

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

NOTE J -- REGULATORY COMMUNICATIONS

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

NOTE K - SUBSEQUENT EVENTS

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