Form 10QSB
period 2006-04-30
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2006

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

                 Class                             Outstanding at April 30, 2006
                 -----                             -----------------------------
Common Stock, par value $.001 per share                      21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED APRIL 30, 2006

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2006 and January 31, 2006

                                               April 30,    January 31,
                                                  2006         2006
                                              -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                        $    23,102   $    23,652
  Prepaid expenses and other current assets           512           512
                                              -----------   -----------
                                                   23,614        24,164
                                              -----------   -----------
OTHER ASSETS
  Capitalized software development costs        1,702,582     1,702,582
  Less accumulated amortization                (1,492,582)   (1,492,582)
  Less valuation allowance                       (210,000)     (210,000)
                                              -----------   -----------
                                                       --            --
                                              -----------   -----------
                                              $    23,614   $    24,164
                                              ===========   ===========

Note: The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2006 and January 31, 2006

                                                      April 30,      January 31,
                                                         2006           2006
                                                     ------------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Litigation judgment payable - NetCast subsidiary   $    113,000   $    113,000
  Accrued payroll                                           1,105             --
  Payroll and other taxes payable                          28,888         28,888
  Accounts Payable, Accrued  expenses and
    other Current Liabilities                              81,632         82,557
  Convertible debentures                                  143,405        142,880
                                                     ------------   ------------
                                                          368,030        367,325
                                                     ------------   ------------

  Minority interest in subsidiaries                     1,604,949      1,604,949


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                 21,098         21,098
  Additional paid-in capital                            9,232,227      9,232,227
  Accumulated deficit                                 (11,202,690)   (11,201,435)
                                                     ------------   ------------
                                                       (1,949,365)    (1,948,110)
                                                     ------------   ------------
                                                     $     23,614   $     24,164
                                                     ============   ============

Note: The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                                  April 30,
                                          -------------------------
                                              2006          2005
                                          -----------   -----------
REVENUES
  License fees                            $        --   $     1,975
  Maintenance fees                                 --         4,558
                                          -----------   -----------
    Total revenues                                 --         6,533

EXPENSES
  Selling and administrative                      730         6,778
                                          -----------   -----------
    Total expenses                                730         6,778
                                          -----------   -----------
    (Loss) from operations                       (730)         (245)

OTHER INCOME (EXPENSE)
  Interest expense                               (525)           --
                                          -----------   -----------
    Total other income (expense)                 (525)           --
                                          -----------   -----------
    Net (loss)                            $    (1,255)  $      (245)
                                          ===========   ===========
    Weighted average shares outstanding    21,096,969    21,096,969
                                          ===========   ===========
    Income (Loss) per share               $     (0.00)  $     (0.00)
                                          ===========   ===========

Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                April 30,
                                                            ------------------
                                                              2006       2005
                                                            --------   -------
Cash flows from operating activities
  Net (loss)                                                $ (1,255)  $  (245)
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                   --        --
  Changes in assets and liabilities
      Accounts receivable                                         --     1,025
      Accrued payroll                                          1,105    (1,105)
      Accounts payable and accrued expenses                     (925)      904
      Due to officer                                              --       200
      Interest accrued on convertible debentures                 525        --
      Deferred revenues                                           --    (2,182)
                                                            --------   -------
        Net cash  provided (used) by operating activities       (550)   (1,403)
                                                            --------   -------
Cash flows from investing activities
        Net cash used in investing activities                     --        --
                                                            --------   -------
Cash flows from financing activities
  Increase in convertible debentures                              --        --
                                                            --------   -------
        Net cash provided (used) by financing activities          --        --
                                                            --------   -------
        NET INCREASE (DECREASE) IN CASH                         (550)   (1,403)
Cash at beginning of year                                     23,652     1,912
                                                            --------   -------
Cash at end of period                                       $ 23,102   $   509
                                                            ========   =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the three month periods ended April 30, 2006 and 2005 (b) the consolidated financial position at April 30, 2006 and (c) the consolidated statements of cash flows for the three month period ended April 30, 2006 and 2005 have been made. The results of operations for the three months ended April 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended January 31, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $1,256 for the three months ended April 30, 2006 and has no meaningful cash reserves. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at April 30, 2006 were $NIL (net of valuation allowance of $210,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at April 30, 2006 as follows: capitalized software development costs - $210,000.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended April 30, 2006 and 2005 are as follows:

                                             2006   2005
                                             ----   ----
Cash paid during the year for interest       $NIL   $NIL
Cash paid during the year for income taxes   $NIL   $NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $390,398 as of April 30, 2006.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006 and 2005

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

Results of Operations

Three months ended April 30, 2006 compared to three months ended April 30, 2005

We generated no revenues during the three months ended April 30, 2006 compared to revenues of $6,533 during the three months ended April 30, 2005. The revenues during the prior year were generated by our subsidiary, Multi Soft. The decrease in revenues of $6,533 or approximately 100% was due primarily to an decrease in Multi Soft's primary sources of revenues - license, and maintenance fees, resulting from the discontinuance of regular business operations.

Our operating expenses were $730 for the three months ended April 30, 2006 compared to $6,778 for the comparable three month period in the preceding fiscal year, a decrease of $6,048 or approximately 93% resulting from the discontinuance of regular business operations.

We had other income/(expense) of $(525) (all related to interest expense on the convertible debentures described in Note I) during the three months ended April 30, 2006 compared to $NIL of other income during the first three months of the preceding fiscal year.

As a result of all of the foregoing, we incurred a net loss for the three months ended April 30, 2006 of $1,255 compared to a net loss of $245 for the first three months of the preceding fiscal year, a decrease of $1,010 or approximately 80%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At April 30, 2006, we had a negative working capital position of ($344,416), compared to negative working capital of ($343,161) at January 31, 2006 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  April 30, 2006   January 31, 2006
                  --------------   ----------------
Working capital     ($344,416)        ($343,161)
Current ratios        0.064:1           0.066:1

Cash decreased $550 for the quarter ended April 30, 2006 compared to a decrease of $1,403 for the comparable period of the prior year. During the quarter ended April 30, 2006 we used $550 of cash for operating activities compared to $1,403 of cash used for operating activities in the quarter ended April 30, 2005. The reason for the change in cash flow from operations was due primarily to an overall decline in business activity resulting from discontinuing operations.

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

                                     MULTI SOLUTIONS, INC.


Dated: October 30, 2006              By: /s/ Jerome Goubeaux
                                         ----------------------------
                                     Name: Jerome Goubeaux
                                     Title: Chief Executive Officer and Director


Dated: October 30, 2006              By: /s/ Ken Roberts
                                         ----------------------------
                                     Name: Ken Roberts
                                     Title: Secretary and Director