Form 10QSB
period 2006-07-31
MULTI SOLUTIONS INC
filed 2006-10-31
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2006

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

                 Class                              Outstanding at July 31, 2006
                 -----                              ----------------------------
Common Stock, par value $.001 per share                     21,096,969

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Format (check one); Yes |_| No |X|

                              MULTI SOLUTIONS, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JULY 31, 2006

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2006 and January 31, 2006

                                                   July 31,    January 31,
                                                    2006          2006
                                                 -----------   -----------
ASSETS
CURRENT ASSETS
  Cash                                           $     5,522   $    23,652
  Prepaid expenses and other current assets              512           512
                                                 -----------   -----------
                                                       6,034        24,164
                                                 -----------   -----------
OTHER ASSETS
  Capitalized software development costs           1,702,582     1,702,582
  Less accumulated amortization                   (1,492,582)   (1,492,582)
  Less valuation allowance                          (210,000)     (210,000)
                                                 -----------   -----------
                                                          --            --
                                                 -----------   -----------
                                                 $     6,034   $    24,164
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

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2006 and January 31, 2006

                                                          July 31,    January 31,
                                                            2006         2006
                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Litigation judgment payable - NetCast subsidiary     $    113,000  $    113,000
  Payroll and other taxes payable                            28,888        28,888
  Accounts Payable, Accrued  expenses and
    other  Current Liabilities                               85,057        82,557
  Convertible debentures                                    144,290       142,880
                                                       ------------  ------------
                                                            371,235       367,325
                                                       ------------  ------------

  Minority interest in subsidiaries                       1,604,949     1,604,949
                                                       ------------  ------------


STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 40,000,000 shares
    $.001 par value, issued and outstanding
    21,096,969 and 21,096,969 respectively                   21,098        21,098
  Additional paid-in capital                              9,232,227     9,232,227
  Accumulated deficit                                   (11,223,475)  (11,201,435)
                                                       ------------  ------------
                                                         (1,970,150)   (1,948,110)
                                                       ------------  ------------
                                                       $      6,034  $     24,164
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

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Six Months Ended          Three Months Ended
                                                                                     July 31,                   July 31,
                                                                           -------------------------   -------------------------
                                                                               2006          2005          2006         2005
                                                                           -----------   -----------   -----------   -----------
REVENUES
  License fees                                                             $        --   $     1,975   $        --   $        --
  Maintenance fees                                                                  --         6,067            --         1,509
                                                                           -----------   -----------   -----------   -----------
      Total revenues                                                                --         8,042            --         1,509

EXPENSES
      Selling and administrative                                                20,990        25,577        20,260        18,799
                                                                           -----------   -----------   -----------   -----------
      Total expenses                                                            20,990        25,577        20,260        18,799
                                                                           -----------   -----------   -----------   -----------
      (Loss) from operations                                                   (20,990)      (17,535)      (20,260)      (17,290)

OTHER INCOME (EXPENSE)
      Interest expense                                                          (1,050)         (350)         (525)         (350)
                                                                           -----------   -----------   -----------   -----------
      Total other income                                                        (1,050)         (350)         (525)         (350)
                                                                           -----------   -----------   -----------   -----------
      Net (loss)                                                           $   (22,040)  $   (17,885)  $   (20,785)  $   (17,640)
                                                                           ===========   ===========   ===========   ===========
      Weighted average shares outstanding                                   21,096,969    21,096,969    21,096,969    21,096,969
                                                                           ===========   ===========   ===========   ===========
      Income (Loss) per share                                              $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
                                                                           ===========   ===========   ===========   ===========
      Some per share amounts may be less than $.01 and will appear as $0

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                 July 31,
                                                           -------------------
                                                             2006       2005
                                                           --------  ---------
Cash flows from operating activities
  Net (loss)                                               $(22,040) $ (17,885)
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                  --         --
  Changes in assets and liabilities
      Accounts receivable                                        --      1,025
      Accrued payroll                                            --     (1,105)
      Accounts payable and accrued expenses                   2,500    (48,666)
      Due to officer                                             --    (37,075)
      Interest accrued on convertible debentures              1,410      1,470
      Deferred revenues                                          --     (3,692)
                                                           --------  ---------
        Net cash provided (used) by operating activities    (18,130)  (105,928)
                                                           --------  ---------
Cash flows from investing activities                             --
                                                           --------  ---------
        Net cash used in investing activities                    --         --
                                                           --------  ---------
Cash flows from financing activities                                        --
      Increse in convertible debentures                          --    140,000
                                                           --------  ---------
        Net cash provided (used) by financing activities         --    140,000
                                                           --------  ---------
        NET INCREASE (DECREASE) IN CASH                     (18,130)    34,072
Cash at beginning of year                                    23,652      1,912
                                                           --------  ---------
Cash at end of period                                      $  5,522  $  35,984
                                                           ========  =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the six month periods ended July 31, 2006 and 2005 (b) the consolidated financial position at July 31, 2006 and (c) the consolidated statements of cash flows for the six month period ended July 31, 2006 and 2005 have been made. The results of operations for the six months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $22,040 for the six months ended July 31, 2006. Stockholders' deficiency as of July 31, 2006 was approximately $1,970,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through July 31, 2006 of approximately $1,100,000.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

Multi Soft is amortizing, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft's Windows products are compatible with Windows 98, 2000 and NT. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at July 31, 2006 were $NIL (net of valuation allowance of $210,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

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

9.    Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at July 31, 2006 as follows: capitalized software development costs - $210,000 .

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended July 31, 2006 and 2005 are as follows:

                                             2006    2005
                                             ----    ----
Cash paid during the year for interest       $NIL    $NIL
Cash paid during the year for income taxes   $NIL    $NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

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

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $390,398 as of July 31, 2006.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006 and 2005

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

Results of Operations

Six months ended July 31, 2006 compared to six months ended July 31, 2005

We generated revenues during the six months ended July 31, 2006, of $NIL compared to revenues of $8,042 during the six months ended July 31, 2005. The revenues during the prior year were generated by our subsidiary, Multi Soft. The decrease in revenues of $8,042 or approximately 100% was due primarily to a decrease in Multi Soft's primary sources of revenues - license, and maintenance fees representing essentially the discontinuance of regular business operations..

Our operating expenses were $20,990 for the six months ended July 31, 2006 compared to $25,577 for the six months ended July 31, 2005, a decrease of $4,587 or approximately 18% resulting from essentially discontinuing our operations. Expenses for the six months ended July 31, 2006 were substantially all related to legal and accounting costs for preparing financial statements in preparation for filing delinquent period reports with the Securities and Exchange Commission.

We had other income/(expenses) of ($1,050) during the six months ended July 31, 2006 (representing interest accrued on the convertible debentures) compared to ($350) of other income during the first six months ended July 31, 2005. All other expense during these periods were for interest accrued on the convertible debentures.

As a result of all of the foregoing, we incurred a net loss for the six months ended July 31, 2006 of $22,040 compared to a net loss of $17,885 for the six months ended July 31, 2005, an increase of $4,155 or approximately 23%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At July 31, 2006, we had a negative working capital position of ($365,201), compared to negative working capital of ($343,161) at January 31, 2006 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

                  July 31, 2006   January 31, 2006
                  -------------   ----------------
Working capital     ($365,201)       ($343,161)
Current ratios        0.016:1          0.066:1

Cash decreased $18,130 for the six months ended July 31, 2006 compared to an increase of $34,072 for the comparable period of the prior year. During the six months ended July 31, 2006 we used $18,130 of cash for operating activities compared to $105,928 of cash used for operating activities in the six months ended July 31, 2005.

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