Form 10QSB
period 2006-10-31
MULTI SOLUTIONS INC
filed 2006-12-19
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, par value	21,096,969
$.001 per share

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Transitional Small Business Format (check one); Yes ☐  No ☒

MULTI SOLUTIONS, INC.
FORM 10-QSB
SIX MONTHS ENDED OCTOBER 31, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Balance Sheets	1-2

	Statements of Operations	3

	Statements of Cash Flows	4

	Notes to Financial Statements	5-15

Item 2.	Management's Discussion and Analysis of Financial

	Condition and Results of Operations	16-17

Item 3.	Controls and Procedures	18

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Change in Securities	19
Signatures		20
Certifications		21
Exhibit 99.1		22

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest shareholders’ annual report (Form 10-KSB).

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2006 and January 31, 2006

	October 31,	January 31,
	2006	2006
ASSETS
CURRENT ASSETS
Cash	$1,602	$23,652
Prepaid expenses and other current assets	-	512
	1,602	24,164

	$1,602	$24,164

Note: The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 31, 2006 and January 31, 2006

	October 31,	January 31,
	2006	2006

LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
Litigation judgment payable - NetCast subsidiary	$113,000	$113,000
Payroll and other taxes payable	30,988	28,888
Accounts Payable, Accrued expenses and other Current Liabilities	90,045	82,557
Convertible debentures - including accrued interest of $13,335 (July 31, 2006) and $2,880 (January 31, 2006)	153,335	142,880

	387,368	367,325

Minority interest in subsidiaries	1,604,949	1,604,949

STOCKHOLDERS' DEFICIENCY
Common stock, authorized 40,000,000 shares $.001 par value, issued and outstanding
21,096,969 and 21,096,969 respectively	21,098	21,098
Additional paid-in capital	9,232,227	9,232,227
Accumulated deficit	(11,244,040)	(11,201,435)
	(1,990,715)	(1,948,110)

	$1,602	$24,164

Note: The balance sheet at January 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
REVENUES
License fees	$-	$1,975	$-	$-
Maintenance fees	-	7,083	-	1,016

Total revenues	-	9,058	-	1,016

EXPENSES
Selling and administrative	30,410	30,257	9,420	4,680

Total expenses	30,410	30,257	9,420	4,680

(Loss) from operations	(30,410)	(21,199)	(9,420)	(3,664)

OTHER INCOME (EXPENSE)
Interest expense	(12,195)	(875)	(11,145)	(525)

Total other income	(12,195)	(875)	(11,145)	(525)

Net (loss)	$(42,605)	$(22,074)	$(20,565)	$(4,189)

Weighted average shares outstanding	21,096,969	21,096,969	21,096,969	21,096,969

Income (Loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Some per share amounts may be less than $.01 and will appear as $(0.00)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 31,
	2006	2005
Cash flows from operating activities
Net (loss)	$(42,605)	$(22,074)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	-	-
Changes in assets and liabilities
Accounts receivable	-	1,025
Accrued payroll	-	-
Accounts payable and accrued expenses	10,100	(49,771)
Due to officer	-	(37,075)
Interest accrued on convertible debentures	10,455	2,175
Deferred revenues	-	(4,708)

Net cash provided (used) by operating activities	(22,050)	(110,428)

Cash flows from investing activities
-

Net cash used in investing activities	-	-

Cash flows from financing activities		-
Increase in convertible debentures	-	140,000

Net cash provided (used) by financing activities	-	140,000

NET INCREASE (DECREASE) IN CASH	(22,050)	29,572

Cash at beginning of year	23,652	1,912

Cash at end of period	$1,602	$31,484

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006 and 2005

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) consolidated results of operations for the nine month periods ended October 31, 2006 and 2005 (b) the consolidated financial position at October 31, 2006 and (c) the consolidated statements of cash flows for the nine month period ended October 31, 2006 and 2005 have been made. The results of operations for the nine months ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company incurred losses of $42,605 for the nine months ended October 31, 2006. Stockholders’ deficiency as of October 31, 2006 was approximately $1,990,000 as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through October 31, 2006 of approximately $1,113,000.

Current liabilities exceed cash and receivables by approximately $386,000 as of October 31, 2006 indicating that the Company will not be able to meet its financial obligations for the foreseeable future. These factors indicate that the Company will not continue as a going concern unless it is acquired in a reverse merger transaction.

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

3.     Capitalization of Computer Software Development Costs

Capitalized software development costs relating to products for which technological feasibility has been established qualify for capitalization under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”

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

Multi Soft amortized, over a sixty-month period, the capitalized software costs for its Windows-based products. Unamortized costs relating to Windows products at October 31, 2006 were $NIL (net of valuation allowance of $210,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

The capitalized development costs for FreeTrek were written off during the quarter ended April 30, 2002 as we later determined that the costs would never be realized.

4.     Revenue Recognition

In accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), the Company’s policy is to recognize license and maintenance fees when earned and consulting fee income when services are rendered. License fees are recognized upon shipment of the software while maintenance fees are recorded over the period covered by the related contract. Consulting is performed on a time and material basis.

5.     Deferred Compensation

Deferred compensation arising from the issuance of stock grants is amortized over the term of the related grant or employment agreements (one to five years). The amount of compensation attributable to stock grants is determined by the market price of the Company’s stock on the date of the grant.

6.     Income (Loss) Per Share

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share” ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of common stock outstanding.

Net loss per common share - diluted does not include potential common shares derived from stock options and warrants (see Note C) because they are antidilutive.

Multi Solutions, Inc. and Subsidiarie
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006 and 2005

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

8.     Income Taxes

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which significantly changes the accounting for deferred income taxes. The standard provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

9.      Valuation of long-lived assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at October 31, 2006 as follows: capitalized software development costs - $210,000.

10.     Risks, uncertainties and certain concentrations of credit risk and economic dependency

The Company's future results of operations involve a number of significant risks and uncertainties. The Company is dependent on finding a merger partner in order to survive. Additional factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers, ability to design new products and product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors, credit and other risks.

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
October 31, 2006 and 2005

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
October 31, 2006 and 2005

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
October 31, 2006 and 2005

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

In May 1997, a lawsuit was commenced against NetCast by former consultants for approximately $113,000. The Company vigorously defended the lawsuit. During the fiscal year ended January 31, 2000 this lawsuit was found in favor of the plaintiff. Although NetCast is liable for the damages from this lawsuit, it has no assets and has discontinued operations. Consequently, no future income will be earned and NetCast will never have any assets. The Company is not liable for the debts of NetCast. The liability for this award has been included in the consolidated financial statements under the caption “Litigation judgment payable - NetCast subsidiary”.

NOTE E - STOCKHOLDERS’ DEFICIENCY

Stock and Option Compensation Plan
In June 1993, the Company adopted an Employee, Consultant and Advisory Stock and Option Compensation Plan (the “Plan”). Pursuant to the terms of the Plan, an aggregate of up to 2,500,000 shares of common stock, $0.001 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. To date, an aggregate of 1,477,380 shares has been issued pursuant to the Plan.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006 and 2005

NOTE F - COMMITMENTS AND OTHER COMMENTS

Operating Leases:
The Company current has no lease obligations.

Employment Agreements:
Multi Soft has employment agreements with two officers which provide aggregate minimum annual compensation of $200,000 through July 1999, and which are automatically renewed annually.

These officers, Charles Lombardo and Miriam Jarney, have each relinquished unpaid salaries.

In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year’s after tax profits of Multi Soft. Mr. Lombardo and Ms. Jarney have agreed to forego this additional compensation since fiscal 1997.

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

NOTE G - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for periods ended October 31, 2006 and 2005 are as follows:

	2006	2005
Cash paid during the year for interest	$NIL	$NIL
Cash paid during the year for income taxes	$NIL	$NIL

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006 and 2005

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

Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforwards and other deferred tax assets for tax purposes may be limited annually under Code Section 382 to a percentage (about 5%) of the fair market value of the Company at the time of any such ownership change. Once the ownership changes referred to in Subsequent Events herein are effectuated, the Company may no longer be able to utilize the loss carryovers.

The Company adopted, effective February 1, 1993, SFAS No. 109, “Accounting for Income Taxes.” Under the liability method specified by SFAS No. 109, “Accounting for Income Taxes” deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are capitalized software development costs, deferred compensation, deferred revenues and allowance for uncollectible accounts. Due to the aforementioned net operating loss carryovers, there is no deferred or current tax expense, nor any tax assets or tax liabilities.

NOTE I - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $390,398 as of October 31, 2006.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006 and 2005

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

NOTE J - SECURITY PURCHASE AGREEMENT

On April 25, 2005, the Company entered into a Security Purchase Agreement among Robert L. Frome, Bridge Ventures, Inc. (the “Purchasers”), Multi Soft, and two principal shareholders of the Company and Multi Soft, Charles J. Lombardo, former chairman, president, and CEO of the Company ("Lombardo"), and Miriam G. Jarney, executive vice president and director of the Company ("Jarney") (the "Agreement"). Pursuant to the Agreement, Multi Solutions issued $70,000 principal amount of its 6% Convertible Debentures due May 1, 2006 ("Multi Debentures") to the Purchasers, and Multi Soft issued $24,000 principal amount of its 6% Convertible Debentures due May 1, 2006 ("Multi Soft Debentures") to the Purchasers. The Agreement provided for, among things, (a) repayment of certain liabilities totaling $94,000 of both the Company and Multi Soft, (b) the resignation of Lombardo and Jarney as principal executive officers and directors, and (c) certain preemption rights between the Purchasers and shareholders of the Company and Multi Soft.

The Multi Debentures are convertible into 49,226,262 shares of the Company’s common stock, $.001 par value. The Multi Soft Debentures are convertible into 31,988,980 shares of Multi Soft common stock, $.001 par value. As of the date of this Report, the Company has 40,000,000 shares of authorized common stock, with 21,096,969 shares outstanding. Multi Soft has 30,000,000 shares of authorized common stock, with 13,709,477 shares outstanding.

Pursuant to the Agreement, the Company and Multi Soft appointed Jerome Goubeaux as President and director, and Ken Roberts as Secretary and director: the sole officers and directors for each company.

On May 27, 2005, the Company and Multi Soft entered into a Debenture Purchase Agreement with Michael Potter (“Potter”) - whereby the Company issued to Potter $35,000 principal amount of its Multi Debentures, and Multi Soft issued $12,000 principal amount of its Multi Soft Debentures.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006 and 2005

NOTE K - REGULATORY COMMUNICATIONS

On July 27, 2005, the Company received a letter from the Securities and Exchange Commission, notifying the Company that it was subject to deregistration pursuant to Section 12 of the Exchange Act for failure to comply with SEC reporting requirements. The Company responded and provided the SEC with a timetable for filing all delinquent reports and to comply with the Exchange Act by October 31, 2006. The Company complied with the Exchange Act by October 31, 2006 as agreed, but there can be no assurance that it will continue to comply, or that its compliance will be sufficient to forestall deregistration.

NOTE L - SHARE BASED COMPENSATION

On September 15, 2006, the Board of Directors resolved to compensate the company’s internal accountant for services rendered as follows: issue 1,050,000 shares of the Company’s common stock and cashless warrants for the purchase of 3,930,000 shares of the Company’s common stock exercisable at $.001 per share.

Also on the date, the Board of Directors of Multi Soft, Inc. resolved to compensate the company’s internal accountant for services rendered as follows: issue 675,000 shares of Multi Soft, Inc. common stock and cashless warrants for the purchase of 2,565,000 shares of Multi Soft, Inc. common stock exercisable at $.001 per share.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006 and 2005

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This quarterly report on form 10-QSB contains certain forward-looking statements regarding, among other things, our anticipated financial and operating results and those of our subsidiaries. For this purpose, forward-looking statements are any statements contained in this report that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “believes,” “expects,” or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause our or our subsidiaries' actual results to differ materially from those projected in forward looking statements made by, or on behalf of, us.

Results of Operations

Nine months ended October 31, 2006 compared to six months ended October 31, 2005

We generated revenues during the nine months ended October 31, 2006, of $NIL compared to revenues of $9,058 during the nine months ended October 31, 2005. The revenues during the prior year were generated by our subsidiary, Multi Soft. The decrease in revenues of $9,058 or approximately 100% was due primarily to a decrease in Multi Soft’s primary sources of revenues - license, and maintenance fees representing essentially the discontinuance of regular business operations..

Our operating expenses were $30,410 for the nine months ended October 31, 2006 compared to $30,257 for the nine months ended October 31, 2005, a decrease of $153 or less than 1% resulting from essentially discontinuing our operations. Expenses for the nine months ended October 31, 2006 were substantially all related to legal and accounting costs for preparing financial statements in preparation for filing delinquent period reports with the Securities and Exchange Commission.

We had other income/(expenses) of ($12,195) during the nine months ended October 31, 2006 (representing interest accrued on the convertible debentures) compared to ($875) of other income during the first nine months ended October 31, 2005. All other expense during these periods were for interest accrued on the convertible debentures.

As a result of all of the foregoing, we incurred a net loss for the nine months ended October 31, 2006 of $42,605 compared to a net loss of $22,074 for the nine months ended October 31, 2005, an increase of $20,531 or approximately 93%.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At October 31, 2006, we had a negative working capital position of ($385,766), compared to negative working capital of ($343,673) at January 31, 2006 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

	October 31, 2006	January 31, 2006

Working capital	($365,201)	($343,161)

Current ratios	0.016:1	0.066:1

Cash decreased $22,050 for the nine months ended October 31, 2006 compared to an increase of $34,072 for the comparable period of the prior year. During the nine months ended July 31, 2006 we used $22,050 of cash for operating activities compared to $110,428 of cash used for operating activities in the nine months ended October 31, 2005.

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

ITEM 2. CHANGE IN SECURITIES

On April 25, 2005, the Company entered into a Security Purchase Agreement among Robert L. Frome, Bridge Ventures, Inc. (the “Purchasers”), Multi Soft, and two principal shareholders of the Company and Multi Soft, Charles J. Lombardo, former chairman, president, and CEO of the Company ("Lombardo"), and Miriam G. Jarney, executive vice president and director of the Company ("Jarney") (the "Agreement"). Pursuant to the Agreement, Multi Solutions issued $70,000 principal amount of its 6% Convertible Debentures due May 1, 2006 ("Multi Debentures") to the Purchasers, and Multi Soft issued $24,000 principal amount of its 6% Convertible Debentures due May 1, 2006 ("Multi Soft Debentures") to the Purchasers. The Agreement provided for, among things, (a) repayment of certain liabilities totaling $94,000 of both the Company and Multi Soft, (b) the resignation of Lombardo and Jarney as principal executive officers and directors, and (c) certain preemption rights between the Purchasers and shareholders of the Company and Multi Soft.

The Multi Debentures are convertible into 49,226,262 shares of the Company’s common stock, $.001 par value. The Multi Soft Debentures are convertible into 31,988,980 shares of Multi Soft common stock, $.001 par value. As of the date of this Report, the Company has 40,000,000 shares of authorized common stock, with 21,096,969 shares outstanding. Multi Soft has 30,000,000 shares of authorized common stock, with 13,709,477 shares outstanding.

Pursuant to the Agreement, the Company and Multi Soft appointed Jerome Goubeaux as President and director, and Ken Roberts as Secretary and director: the sole officers and directors for each company.

On May 27, 2005, the Company and Multi Soft entered into a Debenture Purchase Agreement with Michael Potter (“Potter”) - whereby the Company issued to Potter $35,000 principal amount of its Multi Debentures, and Multi Soft issued $12,000 principal amount of its Multi Soft Debentures.

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

MULTI SOLUTIONS, INC.

Date: December 19, 2006	By:	/s/ Jerome Goubeaux
Name: Jerome Goubeaux
Title: Chief Executive Officer and Director

Date: December 19, 2006	By:	/s/ Ken Roberts
Name: Ken Roberts
Title: Secretary and Director