Form 10KSB
period 2007-01-31
MULTI SOLUTIONS INC
filed 2007-10-26
CIK 723733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
OR
☐ TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-12162

MULTI SOLUTIONS, INC.
(Name of Small business issuer in its charter)

New Jersey	22-2418056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 East 55th Street, 2nd Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number          (212) 451-2254

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
Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). ☒

The Issuer's consolidated revenues for the fiscal year ended January 31, 2007 was: $NIL

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($0.0) and ($0.0) bid price of such stock, as of October 17, 2006 is $NIL based upon $0.0 multiplied by the 14,701,454 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2007, is 21,096,969 shares, all of one class of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):    Yes ☐No ☒

FORWARD LOOKING STATEMENTS

This Annual Report and any documents incorporated herein by reference, if any, contain forward-looking statements. These forward-looking statements refer to our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

 PART I

Item 1. Description of Business

The Company had nominal operations from 2002 to 2005, and completely discontinued operations in 2005. The Company may now be deemed to be a blank check company under Section 419 of the Securities Act of 1933, as amended. The only prospects for the Company and its subsidiaries is an acquisition in a reverse merger transaction.

General

During our fiscal year ended January 31, 2007, we:

•	supported our subsidiary, Multi Soft, Inc; and

•	raised funds through the issuance of convertible debentures.

The operations of Multi Soft, FreeTrek and NetCast are discussed below.

MULTI SOFT, INC.

We incorporated Multi Soft in January 1985 as a wholly owned subsidiary. As of the date of this report, we own approximately 51.3% of Multi Soft. However, Multi Soft has debentures outstanding which are convertible into 31,988,980 shares of common stock. If the conversion privileges were to be exercised, our percentage of ownership would decline to approximately 15% and we would no longer control Multi Soft.

Multi Soft produced, marketed and maintained the following products:

•	COMRAD, which stands for Component Object Model Rapid Application Development, for 32 bit Windows 95, 98, 2000 and NT;

•	The Windows Communications Library TM, commonly referred to as WCL, for Windows 3x, 95, 98 and NT; and

•	INFRONT for DOS.

Multi Soft’s product line consisted of tools for the development of client-server, front-ending, and Internet based applications using a mainframe or an Internet server.

Since the business operations ceased in 2005, no further discussion of the Company’s products are contained in this document.

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

FREETREK. INC.

We formed FreeTrek.Com, Inc. under the laws of the state of New Jersey in April 1999. At present, we own approximately 45.8% of FreeTrek’s issued and outstanding shares of common stock. At January 31, 2002, we owned approximately 53.1% which declined to approximately 45.8% by October 2006. On January 26, 2007, we sold the entire 45.8% interest to Netfree, Inc., a company owned by Robert Frome who is a holder of convertible debentures of the Company. Accordingly, Freetrek is no longer consolidated on the financial statements of the Company. No gain or loss was recognized from the deconsolidation of this subsidiary. The balance is held by private investors who provided services and cash to fund the initial software development and other start-up activities.

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

NETCAST, INC.

Our 75% subsidiary, NetCast, Inc., was created in 1996 to develop new Internet technologies to create a series of products and businesses that would extend the power of advertising on the Internet. Multi Soft provided services and office space to NetCast at cost for which it has billed approximately $240,000 through January 31, 2000, of which $78,000 was incurred during the fiscal year ended January 31, 1999. Multi Soft charged NetCast for this time. We have guaranteed NetCast’s debt to Multi Soft. In January 2000, we decided to discontinue any further operations of NetCast. As a result, a loss of ($87,462) was reflected in our consolidated financial statements for the fiscal year ended January 31, 2000 as a loss from discontinued operations. During the year ended January 31, 2002, Multi Soft recorded a valuation allowance of $200,000 against this debt. On January 26, 2007, we sold the entire 75% interest to Netfree, Inc., a company owned by Robert Frome who is a holder of convertible debentures of the Company. Accordingly, NetCast is no longer consolidated on the financial statements of the Company. We recognized a gain of $113,000 from the deconsolidation of this subsidiary which was related to the litigation judgment payable in the same amount.

Employees

We are essentially a holding company, and currently have no employees. Our executive officers, Jerome Goubeaux and Ken Roberts, devote such time as is necessary to our business.

Multi Soft had one part time employee during the year ended January 31, 2006.

During the year ended January 31, 2003, FreeTrek had two employees, our former executive officers: Charles J. Lombardo and Miriam Jarney.

Competition

Multi Soft operated in a business composed of strong competitors, many of which have substantially greater resources, are better established, and have a longer history of operations than Multi Soft. In addition, many competitors have more extensive facilities than those which were available to Multi Soft. These, among other factors, contributed to the Company’s discontinuance of operations.

FreeTrek competed with other firms and entities that provide marketing and advertising to companies, institutions and associations that want to retain and/or increase their client or membership base. Most of its competitors have substantially greater resources, are better established, and have a longer history of operations than FreeTrek. These, among other factors, contributed to the FreeTrek’s discontinuance of operations.

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

Although we will be subject to regulation under the Securities Exchange Act of 1934 (the “Exchange Act”), we believe we will not be subject to regulation under the Investment Company Act of 1940, insofar as we are not engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In this event, we would be required to register as an investment company and would incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of the Act would subject us to material adverse consequences.

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

Item 3. Legal Proceedings

We are not presently a party to any material litigation. However, Multi Soft and NetCast have been, from time to time, parties to legal actions arising in the normal course of our business. In the opinion of management, the disposition of these actions will not have a material effect on our financial position or results of operations taken as a whole.

As of October 17, 2006, there is one outstanding judgment against the Company:

•	New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.

As of October 17, 2006, there are four outstanding judgments against Multi Soft, Inc.:

•	New York State Department of Taxation and Finance for $13,889 filed on March 26, 2002.

•	New York State Department of Taxation and Finance for $6,691 filed on April 22, 1994.

•	State of New Jersey for $5,183.78 filed August 24, 1994.

•	A commercial service provider for $15,972 filed on March 14, 2003.

All of the above mentioned judgments are reflected in the balance sheets under various captions in current liabilities.

In May 1997, a lawsuit was commenced against NetCast by former consultants for approximately $113,000. Netcast vigorously defended the lawsuit. During the fiscal year 2000 this lawsuit was found in favor of the plaintiff. Although NetCast is liable for the damages from this lawsuit, it has no assets and has discontinued operations. On January 26, 2007, we sold our entire 75% interest to Netfree, Inc., a company owned by Robert Frome who is a holder of convertible debentures of the Company. Accordingly, NetCast is no longer consolidated on the financial statements of the Company. We recognized a gain of $113,000 from the deconsolidation of this subsidiary which was related to the litigation judgment payable in the same amount.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended January 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information -- Our Common Stock is traded in the over-the-counter market, and is quoted on The OTC Bulletin Board (symbol: "MULT").

Fiscal Year Ended January 31, 2007	High	Low

First Quarter	$0.001	0.000
Second Quarter	0.000	0.000
Third Quarter	0.000	0.000
Fourth Quarter	0.050	0.000

Fiscal Year Ended January 31, 2006

First Quarter	0.000	0.000
Second Quarter	0.000	0.000
Third Quarter	0.000	0.000
Fourth Quarter	0.000	0.000

The current price of the common shares is $NIL.

(b) Holders— There were approximately 767 holders of record of our common stock, as of October 8, 2007, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

(c) Dividends — We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends upon our common stock in the foreseeable future.

Issuances of Common Stock

We did not issue any securities during the last quarter of the year ended January 31, 2007, although in April 2005 we issued convertible debentures which are convertible into 49,226,262 shares of common stock.

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

Results of Operations

Year ended January 31, 2007 compared to year ended January 31, 2006

We generated revenues during the year ended January 31, 2007, of $NIL compared to revenues of $9,348 during the year ended January 31, 2006. The revenues during all these periods were generated by our subsidiary, Multi Soft. The decrease in revenues of $9,348 or approximately 100% was due primarily to an increase in Multi Soft’s primary sources of revenues - license, and maintenance fees, resulting from the discontinuance of regular business operations.

Our operating expenses were $70,222 for the year ended January 31, 2007 compared to $38,269 for the prior fiscal year, an increase of $13,953 or approximately 36% resulting largely from professional fees.

We had other income of $113,000 in the year ended January 31, 2007 which related to the non-cash gain from deconsolidating the NetCast subsidiary, as compared to other (expense) $(1,400) (all related to interest expense on the convertible debentures described in Note I) during the year ended January 31, 2006.

As a result of all of the foregoing, we had net income of $26,068 for the year ended January 31, 2007 compared to a net loss for the year ended January 31, 2006 of $30,321.

Major Customers

No individual customer accounted for a significant portion of revenues.

Liquidity and Capital Resources

At January 31, 2006, we had a negative working capital position of ($343,161), compared to negative working capital of ($312,840) at January 31, 2005 and we continue to experience cash flow difficulties.

Working Capital and Current Ratios were:

	January 31, 2007	January 31, 2006

Working capital	($317,093)	($343,161)

Current ratios	0.036:1	0.066:1

Cash increased ($11,764) for the year ended January 31, 2007 compared to an increase of $21,740 for the prior year. During the year ended January 31, 2007 we used ($34,264) of cash for operating activities compared to $118,260 of cash used for operating activities in the year ended January 31, 2006.

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

MULTI SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEAR ENDED JANUARY 31, 2006

INDEX

Page #

Report of Independent Certified Public Accountant	F1

Consolidated Balance Sheets - January 31, 2007 and 2006	F2-F3

Consolidated Statements of Operations for Each of the Two Years in the Period Ended January 31, 2007	F4

Consolidated Statements of Changes in Stockholders' Deficiency for Each of the Two Years in the Period Ended January 31, 2007	F5

Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended January 31, 2007	F6

Notes to Financial Statements	F7-F15

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

2. MULTI SOLUTIONS, INC. was unable to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that fact, the Chief Executive and Principal Accounting Officer could not conclude that the Company's disclosure controls and procedures were effective both as of the period of this report and the date of this filing, in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company. However, we were able to determine the following:

3. Our controls relating to disclosure and related assertions in the financial statements, particularly in the area of non-routine and non-systematic transactions were not adequate because recordkeeping was not kept up to date since January 31, 2002. However, through the use of an outside accounting consultant, we were able to correct errors and make the proper disclosures.

We do not have any internal accounting staff and we have engaged the services of a third party financial accounting consultant to prepare our accounting records and financial statements.

(b)	Changes in Internal Controls Over Financial Reporting:

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name	Position

Jerome Goubeaux	Chief Executive Officer

Ken Roberts	Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 2007.

Item 10. Executive Compensation

The following table shows all the cash compensation paid or to be paid by us and Multi Soft, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our Chief Executive Officer and Secretary (collectively, "Principal Officers") for such period in all capacities in which they served. No Executive Officer received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE

Annual Compensation								Long Term Compensation
								Awards				Payouts
Name & Principle Position	Fiscal Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Restricted Stock Award ($)		Options SARs		LTIP Payouts ($)		All Other Compensa-tion ($)
Jerome Goubeaux, CEO	2007 2006	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

Ken Roberts, Secretary	2007 2006	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

(A)	Consulting fees

The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants

Name	Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Jerome Goubeaux	-0-	-	-	-
Ken Roberts	-0-	-	-	-

The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-The-Money Options/SARs at FY-End ($)
Jerome Goubeaux	-0-	-0-	-0-	-0-
Ken Roberts	-0-	-0-	-0-	-0-

Directors' Compensation

Our Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment Agreements

There are no employment agreements in force.

Item 11. Security Ownership of Certain Beneficial Owners and Management

 Security Ownership of Management -- The number and percentage of shares of our common stock owned of record and beneficially by each owner of 5% or more of our common stock, each of our officers and directors and by all of our officers and directors as a group are set forth on the chart below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Charles J. Lombardo Former Chairman of the Board, Chief Executive Officer, Chief Financial Officer, & Treasurer 1511 Laurie Lane, Yardley, PA 19067	4,389,272 (2)	20.8%

Miriam G. Jarney Former Executive Vice President, Secretary, Director 21 Doering Way, Cranford, NJ 07106	1,989,100 (3)	9.4%

Robert L. Frome c/o Olshan Grundman Frome et al. 65 East 55th Street New York, NY 10022	24,613,131	(5)

Bridge Ventures, Inc. 1241 Gulf of Mexico Dr. Sarasota, FL 34228	24,613,131	(5)

Michael Potter c/o Olshan Grundman Frome et al. 65 East 55th Street New York, NY 10022	24,613,131	(5)

Jerome Goubeaux 41 John Street New York, NY 10038	2,461,313	(6)

Ken Roberts 7115 Boulevard East North Bergen, NJ 07047	527,424	(6)

All Executive Officers and Directors as a group (5 persons)(7)	6,395,515 (4)	30.3%

**  Less than one percent.

(1)	Based upon 21,096,969 shares of common stock outstanding on October 17, 2006.

(2)	Includes shares held by Mr. Lombardo's wife and shares owned jointly with his wife.

(3)	Includes 19,100 shares owned by Ms. Jarney's husband.

(4)
Excludes shares owned beneficially by a family trust of which Mr. Spatz' wife is one of the beneficiaries. Mr. Spatz has confirmed to us that neither he nor his wife has any voting or dispositive power with regard to the shares owned by the trust.

(5)
Represents shares of common stock issuable upon conversion of the Company’s 6% Convertible Non-Negotiable Debentures (“Debentures”). Although insufficient amounts of common stock are authorized to allow full conversion of the Debentures, the Company will effectuate an increase in the authorized shares to permit such conversion. At that time, each of Robert L. Frome, Bridge Ventures, Inc., and Michael Potter will own approximately 26% of the outstanding common stock.

(6)	In June 2005, the Company accepted subscriptions from Jerome Goubeaux and Ken Roberts for the respective amounts of common stock shown. These shares have not been issued.

(7)	Does not include Jerome Goubeaux and Ken Roberts (See footnote 6 above).

Item 12. Certain Relationships and Related Transactions

Although there is no written agreement between us and Multi Soft granting us preemptive rights with regard to our majority ownership of Multi Soft common stock, in practice, we have acquired sufficient shares of Multi Soft’s common stock to assure our majority ownership in Multi Soft. However, in a transaction which occurred in April 2005 convertible debentures were issued by Multi Soft which, if converted, would rest control with the debenture holder and we do not expect to be able to acquire sufficient shares to retain our majority ownership.

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

Reports of Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2007.

Item 14:

Audit fees

Aggregate fees bills by the Company’s principal accountant were $15,000 during the fiscal year ended January 31, 2007 and $NIL during the fiscal year ended January 31, 2006.

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

Not Applicable.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORSPCAOB REGISTERED
2675 S. Jones Blvd. Suite 109
Las Vegas, NV 89156
(702) 253-7499 Fax (702) 253-7501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Multi Solutions, Inc.

We have audited the accompanying balance sheets of Multi Solutions, Inc. and Subsidiaries as of January 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions, Inc. and Subsidiaries as of January 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note A to the financial statements, the Company and its subsidiaries suffered losses from operations and have working capital deficiencies, raising substantial doubt about their ability to continue as going concerns. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
October 3, 2007

MULTI SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
January 31, 2007 and 2006

	January 31,	January 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$11,888	$23,652
Prepaid expenses and other current assets	-	512
	11,888	24,164

OTHER ASSETS
Capitalized software development costs	1,702,582	1,702,582
Less accumulated amortization	(1,492,582)	(1,492,582)
Less valuation allowance	(210,000)	(210,000)
	-	-

	$11,888	$24,164

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
January 31, 2007 and 2006

	January 31,	January 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
Litigation judgment payable - NetCast subsidiary	$-	$113,000
Payroll and other taxes payable	32,988	28,888
Accounts Payable, Accrued expenses and
other Current Liabilities	116,453	82,557
Loans payable to holders of convertible debentures	22,500
Convertible debentures - including accrued interest of
$17,040 (2007) and $2,880 (2006)	157,040	142,880

	328,981	367,325

Minority interest in subsidiaries	1,604,949	1,604,949

STOCKHOLDERS' DEFICIENCY
Common stock, authorized 40,000,000 shares
$.001 par value, issued and outstanding
21,096,969 and 21,096,969 respectively	21,098	21,098
Additional paid-in capital	9,232,227	9,232,227
Accumulated deficit	(11,175,367)	(11,201,435)
	(1,922,042)	(1,948,110)

	$11,888	$24,164

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 31,
	2007	2006
REVENUES
License fees	$-	$1,975
Maintenance fees	-	7,373

Total revenues	-	9,348

EXPENSES
General and administrative	70,222	38,269

Total expenses	70,222	38,269

(Loss) from operations	(70,222)	(28,921)

OTHER INCOME (EXPENSE)
Gain from deconsolidation of Netcast subsidiary related to
litigation judgment payable - NetCast subsidiary	113,000
Interest expense	(16,710)	(1,400)

Total other income	96,290	(1,400)

Net income (loss)	$26,068	$(30,321)

Weighted average shares outstanding	21,096,969	21,096,969

Income (Loss) per share	$0.00	$(0.00)

Some per share amounts may be less than $.01 and will appear as $(0.00) or $0.00

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Years ended January 31, 2006 and 2005

	Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	capital	deficit	Deficiency

Balance at January 31, 2005	21,096,969	$21,098	$9,232,227	$(11,171,114)	$(1,917,789)

Net loss				(30,321)	(30,321)

Balance at January 31, 2006	21,096,969	$21,098	$9,232,227	$(11,201,435)	$(1,948,110)

Net income				26,068	26,068

Balance at January 31, 2007	21,096,969	$21,098	$9,232,227	$(11,175,367)	$(1,922,042)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

MULTI SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,
	2007	2006
Cash flows from operating activities
Net (loss)	$26,068	$(30,321)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	-
Gain from deconsolidation of Netcast subsidiary	(113,000)	-
Changes in assets and liabilities
Accounts receivable	-	1,025
Accrued payroll	-	(1,105)
Accounts payable and accrued expenses	38,508	(48,666)
Due to officer	-	(37,075)
Interest accrued on convertible debentures	14,160	2,880
Deferred revenues	-	(4,998)

Net cash (used) by operating activities	(34,264)	(118,260)

Cash flows from investing activities
	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Additional loans from holders of convertible debentures	22,500	-
Increse in convertible debentures	-	140,000

Net cash provided (used) by financing activities	22,500	140,000

NET INCREASE (DECREASE) IN CASH	(11,764)	21,740

Cash at beginning of year	23,652	1,912

Cash at end of period	$11,888	$23,652

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006

NOTE A - FINANCIAL STATEMENTS - BASIS OF REPORTING

The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company used cash flows for operations of ($34,264)for the year ended January 31, 2007 and has no meaningful cash reserves. Stockholders’ deficiency as of July 31, 2007 was ($1,922,042) as compared to approximately $877,000 as of January 31, 2002, which is mostly the result of losses from the period of February 1, 2002 through January 31, 2007 of approximately $1,027,000.

Current liabilities still exceed cash and receivables by ($317,093) as of January 31, 2007 indicating that the Company will not be able to meet its financial obligations for the foreseeable future. These factors indicate that the Company will not continue as a going concern unless it is acquired in a reverse merger transaction.

Current management is seeking acquisition of the Company through a reverse merger transaction The Company believes that these measures may provide sufficient liquidity for it to continue as a going concern.

We operated primarily through our subsidiaries:

Name of Subsidiary	Our Approximate Percentage Ownership

Multi Soft, Inc.	51.3%
FreeTrek, Inc.	45.8% (up to the date of sale of January 26, 2007)
NetCast, Inc.	75% (up to the date of sale of January 26, 2007)

Our financial statements were consolidated with our subsidiaries up to January 31, 2006. Incident to the divestiture of FreeTrek and NetCast, we deconsolidated the subsidiaries for the year ended January 31, 2007 and recognized a gain of $113,000 connected to NetCast’s litigation judgment payable. In January 2000, the operations of NetCast were discontinued. In January 2003, the operations of FreeTrek were discontinued. In March 2005, the operations of Multi Soft were discontinued and the Company ceased all operations except for obtaining additional financing and continuing efforts to find an acquirer.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

The accompanying consolidated financial statements for the year ended January 31, 2007, include the accounts of the Company and its subsidiary, Multi Soft, Inc. For the year ended January 31, 2006, we included the subsidiaries: Multi Soft, FreeTrek and NetCast. All significant intercompany balances and transactions have been eliminated in consolidation.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006

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

Multi Soft amortized, over a sixty-month period, the capitalized software costs for its Windows-based products. Multi Soft’s Windows products are compatible with Windows 98, 2000 and NT. The Company’s software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products at January 31, 2007 and 2006 were $NIL (net of valuation allowance of $210,000). During the quarter ended April 31, 2002, the capitalized development costs were written down to the net value expected to be realized through all future periods.

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006

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

11.  Impact of Recent Accounting Pronouncements

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing FAS No. 159 and have not yet determined the impact that the adoption of FAS No. 159 will have on our results of operations or financial position, if any.

In September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. Management believes that adoption of this statement will not have any impact on the financial position of the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial statements but does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position, cash flows, or results of operations.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the years ended January 31, 2007, the Company recognized any interest expense related to income taxes of $2,800. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

NOTE C - LITIGATION

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

As of October 17, 2006, there is one outstanding judgment against the Company:

•	New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.

As of October 17, 2006, there are four outstanding judgments against Multi Soft, Inc.:

•	New York State Department of Taxation and Finance for $13,889 filed on March 26, 2002.

•	New York State Department of Taxation and Finance for $6,691 filed on April 22, 1994.

•	State of New Jersey for $5,183.78 filed August 24, 1994.

•	A commercial service provider for $15,972 filed on March 14, 2003.

All of the above mentioned judgments are reflected in the balance sheets under various captions in current liabilities.

In May 1997, a lawsuit was commenced against NetCast by former consultants for approximately $113,000. The Company vigorously defended the lawsuit. During the fiscal year ended January 31, 2000 this lawsuit was found in favor of the plaintiff. Although NetCast is liable for the damages from this lawsuit, it has no assets and has discontinued operations. Consequently, no future income will be earned and NetCast will never have any assets. The Company is not liable for the debts of NetCast. The liability for this award has been included in the consolidated financial statements as of January 31, 2006 under the caption “Litigation judgment payable - NetCast subsidiary” This liability no longer appears on the Company’s balance sheet as of January 31, 2007 as a result of the deconsolidation of NetCast incident to the sale of the Company’s investment in it on January 26, 2007.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006

NOTE D - STOCKHOLDERS’ DEFICIENCY

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

Prior Period Adjustment

Effective for the quarter ended April 30, 2002, management of the Company determined that the liability of $113,000 for the NetCast litigation judgment awarded during the fiscal year ended January 31, 2000, should have been recorded and reflected on the consolidated balance sheets. Accordingly, the opening accumulated deficit was adjusted by the previously omitted liability of $113,000.

Common Stock and Warrant for Services

On September 15, 2006, the Board of Directors resolved to compensate the company’s internal accountant for services rendered as follows: issue 1,050,000 shares of the Company’s common stock and cashless warrants for the purchase of 3,930,000 shares of the Company’s common stock exercisable at $.001 per share.

Also on the same date, the Board of Directors of Multi Soft, Inc. resolved to compensate the company’s internal accountant for services rendered as follows: issue 675,000 shares of Multi Soft, Inc. common stock and cashless warrants for the purchase of 2,565,000 shares of Multi Soft, Inc. common stock exercisable at $.001 per share.

These shares were never issued. While no definitive agreement has been reached, the Company is negotiating with the accountant to allow rescission of the resolution and enter into a cash settlement of approximately $30,000 which will also provide for completion of the accounting for the year ended January 31, 2007 and the quarters ended April 30, 2007 and July 31, 2007 at an estimated fee of $12,000. Accordingly, as the shares were never issued, the transaction was not recorded, but the Company accrued $18,000 representing the settlement for work performed prior to January 31, 2007.

NOTE E - COMMITMENTS AND OTHER COMMENTS

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006

In January 2000 the Board of Directors decided to discontinue any further operations of NetCast, Inc. with the result that a loss from discontinued operations in the amount of $87,462 was reflected in the statement of operations for the fiscal year ended January 31, 2000.

NOTE F - SUPPLEMENTAL INFORMATION

Supplemental disclosures of cash flow information for the years ended January 31, 2007 and 2006 are as follows:

	2007	2006
Cash paid during the year for interest	$NIL	$NIL
Cash paid during the year for income taxes	$NIL	$NIL

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

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006

NOTE H - RELATED PARTY TRANSACTIONS

Multi Soft, from time to time, paid incidental expenses of Multi Solutions and allocates its share of certain overhead items. These items are charged to an intercompany receivable. Multi Soft has not been receiving payments of these balances. The balance due from Multi Solutions was $390,398 as of January 31, 2007.

Multi Soft provided certain services and office space to NetCast, Inc., a subsidiary of Multi Solutions. NetCast discontinued its operations so no reimbursement of these amounts is expected.

Multi Soft provided office space, consulting, and administrative services to FreeTrek. Inc. Multi Soft billed FreeTrek for these services and expense allocations, but those amounts were never collected and they were written off. All of these transactions were eliminated in consolidation.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006

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

NOTE J -- REGULATORY COMMUNICATIONS

On July 27, 2005, the Company received a letter from the Securities and Exchange Commission, notifying the Company that it was subject to deregistration pursuant to Section 12 of the Exchange Act for failure to comply with SEC reporting requirements. The Company responded and provided the SEC with a timetable for filing all delinquent reports and to comply with the Exchange Act by October 31, 2006. The Company believes has complied with the Exchange Act for fiscal periods through October 31, 2006, but is again delinquent with filings for the year ended January 31, 2007 (this report) and April 30, 2007. Although there have been no recent communications with the SEC since the above mentioned issues, there can be no assurance that it will comply, or that its compliance will be sufficient to forestall deregistration.

Multi Solutions, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006

NOTE K - SUBSEQUENT EVENTS

On March 30, 2007, Multi Sub Inc., a New Jersey corporation, was formed as a wholly-owned subsidiary of Multi Solutions, Inc.

On April 20, 2007, the Company entered into an Agreement and Plan of Merger with its wholly-owned subsidiary Multi Sub, Inc., a New Jersey corporation , USA Real New Technology, Inc., a New Jersey corporation ("Real New") and direct parent of Shaanxi Real New Technology Co., Ltd., a limited liability corporation incorporated under the laws of The People's Republic of China, Robert L. Frome ("Frome"), an individual, Bridge Ventures, Inc., a Florida corporation ("Bridge Ventures"), and Michael Potter, an individual ("Potter") (Frome, Bridge Ventures and Potter are hereinafter collectively referred to as the "Controlling Shareholders"). Pursuant to the Agreement, Multi Sub Inc. was to merge with and into Real New. At the closing of the Agreement, the Controlling Shareholders were to have converted a portion of the Registrant's 6% Convertible Debentures (the "Debentures") held by the Controlling Shareholders into 18,903,031 shares of common stock of the Registrant, such amount representing 47.3% of the 40,000,000 issued and outstanding shares of common stock, and was to issue these shares to the shareholders of Real New in addition to the unconverted Debentures In consideration of the issuance of the shares and the unconverted Debentures, Real New shall pay to the Controlling Shareholders an aggregate of $200,000 and 2% of the outstanding capital stock of the Registrant subsequent to a reverse stock split of one share for every 64 shares outstanding. The merger was scheduled to close on or about May 15, 2007, but no later than May 31, 2007.

On July 3, 2007, the Company sent a termination notice ("Termination Notice") to the parties of the Agreement and Plan of Merger dated April 20, 2007. The Agreement required that Real New provide audited financial statements to the Company by June 30, 2007. This due date was previously extended from May 31, 2007. As of the date of the Termination Notice, Real New had not provided the audited financial statements required by the Agreement. The Company’s Board of Directors and the Controlling Shareholders determined that due to this material breach and other considerations, it was in the best interests of the Registrant and its shareholders to terminate the Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTI SOLUTIONS, INC.

Dated: August 21, 2007	By:	/s/ Jerome Goubeaux
Name: Jerome Goubeaux
Title: President and Director

Dated: August 21, 2007	By:	/s/ Ken Roberts
Name: Ken Roberts
Title: Secretary and Director