Form 10-K
period 2008-01-31
MULTI SOLUTIONS INC
filed 2008-11-12
CIK 723733

      SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008

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

The Issuer's consolidated revenues for the fiscal year ended January 31, 2008 was: $NIL

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($0.0) and ($0.0) bid price of such stock, as of October 17, 2008 is $NIL based upon $0.0 multiplied by the 14,701,454 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2008, is 21,096,969 shares, all of one class of $.001 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):                                                                                                                                Yes   ☐    No  ☒

PART I

Forward Looking Statements

    This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 1.      Description of Business

The Company had nominal operations from 2002 to 2005, and completely discontinued operations in 2005.  The Company may now be deemed to be a blank check company under Section 419 of the Securities Act of 1933, as amended.  The only prospect for the Company and its subsidiaries is an acquisition or reverse merger transaction.

The operations of our current subsidiary Multi Soft, Inc., and former subsidiaries, FreeTrek.com, Inc. and NetCast, Inc. are discussed below.

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

FreeTrek.com, Inc.

We formed FreeTrek.com, Inc. under the laws of the state of New Jersey in April 1999.  FreeTrek was a business to business to consumer affinity group service company, commonly referred to as a B2B2C affinity group service company, that was marketing its products and services to businesses, referred to as sponsors, that want to create an Internet community of their current and future customers. We discontinued operations of FreeTrek in 2003.

On January 26, 2007, we sold our entire 45.8% interest to Netfree, Inc., a company owned by Robert Frome, who is a holder of convertible debentures of the Company.  Accordingly, FreeTrek is no longer consolidated on the financial statements of the Company.  No gain or loss was recognized from the deconsolidation of this subsidiary.  The balance is held by private investors who provided services and cash to fund the initial software development and other start-up activities.

NetCast, Inc.

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

Item 2.      Properties.

We have no property and do not currently maintain an office or any other facilities.  We maintain a mailing address at 65 East 55th Street, New York, New York 10022, which is the business address of one of our major shareholders and promoter, Robert L. Frome.  We pay no rent for the use of this mailing address.  We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

Item 3.      Legal Proceedings.

We are not presently a party to any material litigation.  However, Multi Soft has been, from time to time, a party to legal actions arising in the normal course of our business.  In the opinion of management, the disposition of these actions will not have a material effect on our financial position or results of operations taken as a whole.

As of October 17, 2008, there is one outstanding judgment against the Company:

o	New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.

As of October 17, 2008, there are four outstanding judgments against Multi Soft, Inc.:

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

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the last quarter of our fiscal year ended January 31, 2008.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We currently have 21,096,969 shares of common stock issued and outstanding.  Although our common stock trades on the pink sheets under the symbol MULT.PK, no established market exists.  It is unlikely that a market will develop until the completion of a merger or acquisition.  It is likely if any such trading market developed it would be on the over the counter markets and be considered a "penny stock."  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders

There were approximately 767 holders of record of our common stock, as of October 17, 2008, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

Dividends

It is unlikely that the Company will declare or pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.     Selected Financial Data.

            As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

We intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities, although we have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition.  None of our officers, directors, or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this registration statement.

General Business Plan

Our purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to us by persons or companies that desire to seek the perceived advantages of a public reporting company.  We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive to our virtually unlimited discretion to search for and enter into potential business opportunities.  We may seek a business opportunity with entities which have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our executive officers and directors intend to contact a number of broker-dealers, investment bankers, venture capitalist and other members of the financial community likely to find us a suitable vehicle capable of meeting the needs of their clients, associates and contacts.  We cannot be sure that these efforts will in fact result in our being presented with any private companies seeking to consummate a reverse merger/acquisition transaction.  To date, we have not been approached and have not approached any person or entity with regard to any specific proposed reverse merger/acquisition transaction.

We are not registered, and we do not propose to register, as an investment company under the Investment Company Act of 1940. We intend to conduct our business activities so as to avoid application of the registration and other provisions of the Investment Company Act of 1940 and the related regulations thereunder.

Item 8.     Financial Statements and Supplementary Data.

             Our complete financial statements are included following the signature page to this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no disagreements with our independent accountants with respect to accounting and/or financial disclosure, during the past two fiscal years. We changed our independent accounting firm effective with the fiscal year ended January 31, 2003.  Our auditing firm is Moore and Associates, Chartered.

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CFO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of January 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management has concluded that we have material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of January 31, 2008.

We have no full-time employees, and minimal cash reserves

We do not have any full-time employees. Our directors and officers devote time to our affairs on an "as needed" basis, but less than 20 hours per month. We also have minimal cash reserves.  As a result, our ability to coordinate and timely review and file financial reports may not be adequate.

Independent Board of Directors or Audit Committee

We do not have an independent board of directors or audit committee to oversee our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this Report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

             Our executive officers and directors are as follows:

                  Name                                        Age               Position

                  Jerome Goubeaux                   39                   President and Director
                  Ken Roberts                            70                   Secretary and Director

Our directors and officers will devote time to our affairs on an "as needed" basis, but less than 20 hours per month.  As a result, the actual amount of time that they will devote to our affairs is unknown and is likely to vary substantially from month to month.

Biographies

Jerome Goubeaux has served as our president and director since December 2004.  Since 2005, he has served as president and director of Multi Solutions, Inc., a New Jersey blank check company, and its subsidiary Multi Soft, Inc.  Since 1999, Mr. Goubeaux has been president of Bankstreet, Inc., a video advertising company.  Prior to that, he worked in institutional sales for several large financial firms.  In 1991, Mr. Goubeaux graduated from Swarthmore College in Pennsylvania with a B.A.

Ken Roberts has served as our secretary and director since December 2004.  Since 2005, he has served as secretary and director of Multi Solutions, Inc., a New Jersey blank check company, and its subsidiary Multi Soft, Inc.  Since 2001, Mr. Roberts has been president of Cero, Inc., a distributor of high-technology software products.  From 1996 to 2001, he was executive vice president of BMS, Inc., a marketer of computer software for telephone back-office operations.  Mr. Roberts graduated from West Virginia Wesleyan College in 1960.  He received an M.A. in economics from West Virginia Wesleyan College in 1962.

Significant Employees

As of the date hereof, the Company has no significant employees.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 2008.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because there are only two persons involved in the management of the Company and they devote only a limited amount of time to our business.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The board has determined that it does not have a member of the board that qualifies as an "audit committee financial expert", and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 11.   Executive Compensation.

The Company's officers and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company.  No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity.  The Company's officers and directors intend to devote no more than a few hours a week to our affairs. It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity.  However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. There are no employment agreements or arrangements, whether written or unwritten, with our officer and director.  Other than the Stock and Option Compensation Plan discussed below, no retirement, pension, profit sharing, defined contribution stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our officers/directors at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of our officer/director, or a change in control of the Company or a change in the officer/director's responsibilities, with respect to our officers/directors.

Stock and Option Compensation Plan

In June 1993, the Company adopted an Employee, Consultant and Advisory Stock and Option Compensation Plan (the “Plan”).  The Plan is no longer effective.  Pursuant to the terms of the Plan, an aggregate of up to 2,500,000 shares of common stock, $0.001 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. To date, an aggregate of 1,477,380 shares has been issued pursuant to the Plan.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number and percentage of shares of our common stock owned of record and beneficially by each owner of 5% or more of our common stock, each of our officers and directors and by all of our officers and directors as a group are set forth on the chart below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Jerome Goubeaux 41 John Street New York, NY 10038	2,461,313 (2)	11.7%

Ken Roberts 7115 Boulevard East North Bergen, NJ 07047	527,424 (2)	2.5%

Charles J. Lombardo 1511 Laurie Lane, Yardley, PA 19067	4,389,272 (3)	20.8%

Miriam G. Jarney 21 Doering Way, Cranford, NJ 07106	1,989,100 (4)	9.4%

Robert L. Frome c/o Olshan Grundman Frome et al. 65 East 55th Street, New York, NY 10022	24,613,131	(5)

Bridge Ventures, Inc. 1241 Gulf of Mexico Dr., Sarasota, FL 34228	24,613,131	(5)

Michael Potter c/o Olshan Grundman Frome et al. 65 East 55th Street, New York, NY 10022	24,613,131	(5)

All Executive Officers and Directors as a group (2 persons)	2,988,737	14.2%

**         Less than one percent.

(1)
Applicable percentage ownership is based on 21,096,969 shares of common stock outstanding as of October 17, 2008.  Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.  For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock they have the right to acquire within 60 days of October 17, 2008.  When computing beneficial ownership percentages, shares of common stock that may be acquired within 60 days are considered outstanding for that holder only, not for any other holder.

(2)	In June 2005, the Company accepted subscriptions from Jerome Goubeaux and Ken Roberts for the respective amounts of common stock shown. These shares have not been issued.

(3)	Includes shares held by Mr. Lombardo's wife and shares owned jointly with his wife.

(4)	Includes 19,100 shares owned by Ms. Jarney's husband.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Although there is no written agreement between us and Multi Soft granting us preemptive rights with regard to our majority ownership of Multi Soft common stock, in practice, we have acquired sufficient shares of Multi Soft’s common stock to assure our majority ownership in Multi Soft. However, in a transaction that occurred in April 2005 convertible debentures were issued by Multi Soft that, if converted, would give the debenture holders control of Multi Soft. We do not expect to be able to acquire sufficient shares to retain our majority ownership.

Item 14:   Principal Accountant Fees and Services.

Audit fees

Aggregate fees billed by the Company’s principal accountant were $3,500 during the fiscal year ended January 31, 2008 and $15,000 during the fiscal year ended January 31, 2007.

Audit-Related Fees

 There were no audit related fees in either period.

Audit Committee Policies and Procedures for Pre-Approval of Services

    The board in lieu of a formal audit committee is in the process of formulating procedures for pre-approval of all audit, review and attest services and non-audit services.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

Financial Statements.	Complete financial statements are included following the signature page this Form 10-K.

Index to Exhibits.

Exhibits

3.a	Certificate of Incorporation (1)
3.b	By-Laws (1)
4.a	Specimen Common Stock (1)
10.a	Our Employment Agreement with Charles J. Lombardo (5)
10.b	Multi Soft Employment Agreement with Charles J. Lombardo (5)
10.c	Multi Soft Employment Agreement with Miriam G. Jarney(5)
10.d	Copy of Non-Qualified Stock Option Plan, Stock Grant Program and Employee Incentive Stock Option Plan (3)
10.g	Amendments to Non-Qualified Stock Option and Stock Grant Program (4)
21	List of Subsidiaries (6)

             _________________________

1.	Previously filed as an Exhibit to our Form S-18 Registration Statement, File No. 2-85710-NY filed with the Commission on July 14, 1983, and incorporated herein by reference.

2.	Previously filed as an Exhibit to our Form 10-K for the fiscal year ended January 31, 1993 as filed with the Commission on or about Nov. 18, 1993, and incorporated herein by reference.

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

MULTI SOLUTIONS, INC.

Date: October 21, 2008	By:	/s/ Jerome Goubeaux,
Jerome Goubeaux,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerome Goubeaux	Chief Executive Officer and Director	October 21, 2008
Jerome Goubeaux

/s/ Ken Roberts	Chief Financial Officer and Director	October 21, 2008
Ken Roberts

MULTI SOLUTIONS, INC.

FINANCIAL STATEMENTS

January 31, 2008 and 2007

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Multi Solutions, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Multi Solutions, Inc. as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and during development stage through January 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions, Inc. as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and during development stage through January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has accumulated deficit of $11,194,908 as of January 31, 2008, currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Also, current liabilities exceed cash and receivables by approximately $336,634 and $317,093 as of January 31, 2008 and 2007 indicating that the Company will not be able to meet its financial obligations for the foreseeable future. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
September 16, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

MULTI SOLUTIONS, INC.
Consolidated Balance Sheets
(A Development Stage Company)

ASSETS

	January 31,	January 31,
	2008	2007

CURRENT ASSETS

Cash	$47	$11,888

Total Current Assets	47	11,888

TOTAL ASSETS	$47	$11,888

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$124,153	$116,453
Payroll and taxes payable	32,988	32,988
Loans payable to convertible debenture holders	22,500	22,500
Convertible debentures	157,040	157,040

Total Current Liabilities	336,681	328,981

Minority interest in subsidiaries	1,604,949	1,604,949

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 120,000,000 shares authorized
at par value of $0.001, 21,096,969 and 21, 096,969
shares issued and outstanding, respectively	21,098	21,098
Additional paid-in capital	9,232,227	9,232,227
Accumulated deficit during the development stage	(11,194,908)	(11,175,367)

Total Stockholders' Equity (Deficit)	(1,941,583)	(1,922,042)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$47	$11,888

The accompanying notes are an integral part of these financial statements.

MULTI SOLUTIONS, INC.
Consolidated Statements of Operations
(A Development Stage Company)

			During the
			Development
	For the Years Ended		Stage Through
	January 31,		January 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	19,541	70,222	89,763

Total Operating Expenses	19,541	70,222	89,763

INCOME (LOSS) FROM OPERATIONS	(19,541)	(70,222)	(89,763)

OTHER INCOME AND (EXPENSE)

Gain from deconsolidation of Netcast subsidiary
related to litigation judgment payable	-	113,000	113,000
Interest expense	-	(16,710)	(16,710)

INCOME (LOSS) BEFORE TAXES	(19,541)	26,068	6,527

Income tax expense	-	-	-

NET INCOME (LOSS)	$(19,541)	$26,068	$6,527

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	21,096,969	21,096,969

The accompanying notes are a integral part of these financials statements.

MULTI SOLUTIONS, INC.
Statements of Stockholders' Equity (Deficit)
(A Development Stage Company)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, January 31, 2006	21,096,969	$21,098	$9,232,227	$(11,201,435)	$(1,948,110)

Net income (loss) for the year
ended January 31, 2007	-	-	-	26,068	26,068

Balance, January 31, 2007	21,096,969	21,098	9,232,227	(11,175,367)	(1,922,042)

Net income (loss) for the year
ended January 31, 2008	-	-	-	(19,541)	(19,541)

Balance, January 31, 2008	21,096,969	$21,098	$9,232,227	$(11,194,908)	$(1,941,583)

The accompanying notes are an integral part of these financial statements.

MULTI SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(A Development Stage Company)
			During the
			Development
	For the Years Ended		Stage Through
	January 31,		January 31,
	2008	2007	2008
OPERATING ACTIVITIES

Net income (loss)	$(19,541)	$26,068	$6,527
Adjustments to reconcile net loss to
net cash used by operating activities:
Gain from deconsolidation of Netcast subsidiary	-	(113,000)	(113,000)
Changes in operating assets and liabilities
Changes in accounts payable and
accrued expenses	7,700	38,508	46,208
Changes in interest accrued on
convertible debenture	-	14,160	14,160

Net Cash Used by Operating Activities	(11,841)	(34,264)	(46,105)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Additional loans from holders of
convertible debentures	-	22,500	22,500

Net Cash Provided by Financing Activities	-	22,500	22,500

NET DECREASE IN CASH	(11,841)	(11,764)	(23,605)

CASH AT BEGINNING OF PERIOD	11,888	23,652	23,652

CASH AT END OF PERIOD	$47	$11,888	$47

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$16,710	$16,710
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Reporting
Multi Solutions, Inc. (the Company) was incorporated in the State of New Jersey on July 23, 1982. The Company is engaged in the business of advertising and marketing services.  The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company ceased operations in March 2005, disposed of or abandoned assets but continues to owe significant liabilities. There were significant losses from operations which occurred in this period and continued until operations ceased. The Company was reclassified as a development stage company as of February 1, 2006.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2008 and 2007.

	For the Year Ended January 31, 2008	For the Year Ended January 31, 2007
Loss (numerator)	$(19,541)	$26,068)
Shares (denominator)	21,096,969.	21,096,969.
Per share amount	$(0.00)	$(0.00)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $-0- and $-0- of advertising expense during the periods ended January 31, 2008 and 2007, respectively.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	January 31, 2008	January 31, 2007
Income tax expense at statutory rate	$(7,621)	$27,354)
Valuation allowance	7,621)	(27,354)
Income tax expense per books	$-)	$-)

Net deferred tax assets consist of the following components as of:

	January 31, 2008	January 31, 2007
NOL carryover	$4,366,014)	$4,358,393)
Valuation allowance	(4,366,014)	(4,358,393)
Net deferred tax asset	$-)	$-)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $11,194,908 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a January 31 fiscal year end.

Stock-based compensation.
As of January 31, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Principles of Consolidation
The accompanying consolidated financial statements for the year ended January 31, 2008, include the accounts of the Company and its subsidiary, Multi Soft, Inc. For the year ended January 31, 2007, we included the subsidiaries: Multi Soft, FreeTrek and NetCast. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

Recent Accounting Pronouncements (Continued)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

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

2.           LITIGATION

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

As of October 17, 2006, there is one outstanding judgment against the Company:

▪	New York State Department of Taxation and Finance for $1,275 filed on May 24, 2004.
▪	New York State Department of Taxation and Finance for $13,889 filed on March 26, 2002.
▪	New York State Department of Taxation and Finance for $6,691 filed on April 22, 1994.
▪	State of New Jersey for $5,183.78 filed August 24, 1994.
▪	A commercial service provider for $15,972 filed on March 14, 2003.

All of the above mentioned judgments are reflected in the balance sheets under various captions in current liabilities.

3.           STOCKHOLDERS’ EQUITY (DEFICIT)

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

4.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $11,194,908 as of January 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Also, current liabilities exceed cash and receivables by approximately $336,634 and $317,093 as of January 31, 2008 and 2007 indicating that the Company will not be able to meet its financial obligations for the foreseeable future.

These factors indicate that the Company will not continue as a going concern unless it is acquired in a reverse merger transaction.

Current management is seeking acquisition of the Company through a reverse merger transaction The Company believes that these measures may provide sufficient liquidity for it to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.