Form 10-Q
period 2012-07-31
MULTI SOLUTIONS II, INC
filed 2012-09-14
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2012

MULTI SOLUTIONS II, INC.
(Exact name of registrant as specified in its charter)

Florida	000-12162	22-2418056
(State or other jurisdiction of incorporation	Commission File Number	(I.R.S. Employer Identification No.)
incorporation or organization)

100 S.E. Second Street, Suite 3200
Miami, Florida 33131
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☒ Yes ☐ No

At September 14, 2012, Multi Solutions II, Inc. had 1,898,727 shares of common stock outstanding.
______________________________________________________________________________

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31, 2012	January 31, 2012

ASSETS

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$21,711	$14,500
Total current liabilities	21,711	14,500

Due to Shareholder	86,275	53,766

Total liabilities	107,986	68,266

Shareholders' Deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,898,727 shares issued and outstanding	1,899	1,899
Additional paid-in capital	8,418,685	8,418,685
Accumulated deficit	(8,528,570)	(8,488,850)
Total shareholders' deficiency	(107,986)	(68,266)
Total liabilities and shareholders' deficiency	$—	$—

See accompanying notes to condensed consolidated financial statements.

Multi Solutions II, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	24,094	10,234	37,581	36,510
Total operating expenses	24,094	10,234	37,581	36,510

LOSS FROM OPERATIONS	(24,094)	(10,234)	(37,581)	(36,510)

OTHER EXPENSE
Interest expense	(2,139)	—	(2,139)	(2,739)
Total other expense	(2,139)	—	(2,139)	(2,739)

LOSS BEFORE TAXES	(26,233)	(10,234)	(39,720)	(39,249)

Income tax provision	—	—	—	—

NET LOSS	$(26,233)	$(10,234)	$(39,720)	$(39,249)

Loss attributable to noncontrolling interest	—	1,594	—	8,333

NET LOSS ATTRIBUTABLE TO MULTI SOLUTIONS II, INC. AND COMMON SHAREHOLDERS	$(26,233)	$(8,640)	$(39,720)	$(30,916)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,898,727	1,497,425	1,898,727	968,596

See accompanying notes to condensed consolidated financial statements.

Multi Solutions II, Inc.
Condensed Consolidated Statement of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - January 31, 2012	1,898,727	$1,899	$8,418,685	$(8,488,850)	$(68,266)

Net loss	—	—	—	(39,720)	(39,720)

Balances - July 31, 2012	1,898,727	$1,899	$8,418,685	$(8,528,570)	$(107,986)

See accompanying notes to condensed consolidated financial statements.

Multi Solutions II, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31, 2012	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,720)	$(39,249)
Adjustments to reconcile net loss to net cash from operating activities:
Payment of professional fees by shareholder	15,869	32,821
Increase in accounts payable and accrued expenses	23,851	3,689
Increase in accrued interest on convertible debt	—	2,739
Net cash from operating activities	—	—

NET CHANGE IN CASH	—	—

CASH AT BEGINNING OF PERIOD	—	—

CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Conversion of principal on convertible debt into common stock	$—	$141,000
Forgiveness of interest on convertible debt	$—	$60,106
Deconsolidation of subsidiary	$—	$81,518
Payment of accounts payable by shareholder	$14,500	$32,303
Payment of amount due to convertible debt holder by shareholder	$—	$14,040
Forgiveness of fees by shareholder	$—	$17,500
Payment of prepaid expenses by shareholder	$—	$5,000

See accompanying notes to condensed consolidated financial statements.

MULTI SOLUTIONS II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Multi Solutions, Inc., (the "Company"), was originally incorporated on July 26, 1982 in New Jersey. On September 21, 2011, Multi Solutions (Florida), Inc., a Florida corporation, was formed for the purpose of merging with the Company, so as to effect a re-domicile of the Company from New Jersey to Florida. In connection with the Merger and in accordance with the terms of the Agreement and Plan of Merger executed by both companies, the shareholders of the New Jersey corporation received .02 shares of new (Florida) common stock for every one share of old (New Jersey) common stock they owned, and all outstanding shares of the New Jersey corporation's common stock were canceled.  Pursuant to the Merger, the Florida corporation became the surviving entity. On June 1, 2011, the Company filed an Amended and Restated Certificate of Incorporation with the State of New Jersey to increase its authorized common stock from 40,000,000 to 200,000,000 shares, and to create a class of 50,000,000 shares of blank check preferred stock, $0.001 par value. The Florida corporation is authorized to issue 200,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. The Company and the Florida corporation each signed and filed Articles of Merger with their respective states to effectuate the merger of the New Jersey corporation with and into the Florida corporation (the "Merger"), which Merger became effective on September 29, 2011. Pursuant to the Merger, the Florida corporation became the surviving entity. Effective on October 4, 2011, the Company changed its name to Multi Solutions II, Inc.

As of August 17, 2012, the Company's business purpose is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings. The Company's search for a business opportunity will not be limited to any particular geographical area or industry, including both domestic and international companies.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and, through May 25, 2011, its subsidiary, Multi Soft II, Inc. Prior to May 25, 2011, the Company owned 51.3% of the outstanding common stock of Multi Soft II, Inc. The portion of the Company's deficit and results of operations attributable to the holders of the remaining 48.7% of the common stock of Multi Soft II, Inc. is reported as attributable to non-controlling interests in the condensed consolidated statements of operations. On May 25, 2011, the holders of convertible debt issued by the Company's subsidiary exercised their rights to convert these debentures into 959,663 shares of subsidiary common stock. As a result of the conversion, the Company holds 11.4% of the outstanding common stock of Multi Soft II, Inc. and no longer holds a controlling interest. The Company deconsolidated Mutli Soft II, Inc. as of May 25, 2011, and accordingly, the results of operations do not include activity for Multi Soft II, Inc. subsequent to May 25, 2011 and the accompanying condensed consolidated balance sheets as of July 31, 2012 and January 2012 do not include the assets or liabilities of Multi-Soft II, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

MULTI SOLUTIONS II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of July 31, 2012 and January 31, 2012, the Company had no cash or cash equivalents.

(E) Loss Per Share

Basic loss per share is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reporting period.  Diluted earnings per share is calculated based on income available to common shareholders and the weighted-average number of common and potential common shares outstanding during the reporting period.  For the period from February 1, 2011 through May 25, 2011, potential common shares, composed of the 1,476,788 incremental common shares issuable upon the conversion of convertible debt, are not included in the earnings per share calculation because their impact was anti-dilutive. Subsequent to the conversion of convertible debt on May 25, 2011, there were no potentially dilutive securities outstanding.

(F) Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.  The Company's 1988 and 2002-2012 tax years remain subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to income taxes as income tax expense in the Condensed Consolidated Statements of Operations.

As of July 31, 2012, the Company had $8,528,570 of net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards expire through the year 2032 and are subject to limitations as a result of the conversion of the convertible debentures that resulted in a change in control of the Company on May 25, 2011.

MULTI SOLUTIONS II, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

(G) Development Stage Entity

The Company believes that under the guidance outlined in the FASB Topic 915, Development Stage Entity ("ASC 915"), it did not become a development stage entity until August 17, 2012, when it commenced operations which constitute “establishing a business” as defined in ASC 810.

Prior to the effectiveness of its Registration Statement on Form 10 on August 17, 2012, the Company was solely engaged in organizational activities related to its corporate structure and causing its shares of Common Stock to become publicly tradable (including the filing of the Form 10 Registration Statement) and had not yet engaged in identifying potential merger or acquisition candidates. As of August 17, 2012, the Company has commenced its investigation for potential merger or acquisition candidates and thus commenced its business operations, and as of such date became a Development Stage Entity in accordance with ASC 915. All results of the Company after August 17, 2012 will be reported as Development Stage operations.

(H) Recently Issued Accounting Standards

Because the Company has been recently reorganized and has not yet transacted any business, the new accounting standards have no significant impact on the condensed consolidated financial statements and related disclosures. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2.   CONVERTIBLE DEBT

In May 2005, the Company, and its subsidiary, Multi Soft II, Inc., issued 6% convertible non-negotiable debentures maturing in May 2006 with aggregate face value of $141,000. The outstanding principal on the debentures was convertible into 1,476,788 shares of the Company's common stock and 959,663 shares of subsidiary common stock. In May 2011, the holders of these debentures exercised their rights to convert the outstanding principal on the debentures into common stock of the Company and its subsidiary in conjunction with the increase in the authorized number of shares. Any unpaid accrued interest was forgiven and charged to additional paid in capital on the date of conversion. As a result of the conversion, the Company no longer held a controlling interest in Multi Soft, Inc. and deconsolidated Multi Soft, Inc. as of the date of conversion. No amounts remained outstanding on the principal and accrued interest on these debentures as of January 31, 2012.

NOTE 3.   DUE TO SHAREHOLDER

The Company's majority shareholder has incurred legal and professional fees on behalf of the Company, of which, $9,331 and $32,821 were incurred for the three months ended July 31, 2012 and 2011, respectively and $15,869 and $32,821 were incurred for the six months ended July 31, 2012 and 2011, respectively.

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 incurred by the majority shareholder on behalf on the Company. The credit facility provides up to $150,000 of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2015. Principal and interest outstanding under the credit facility totaled $86,275 and $53,766 as of July 31, 2012 and January 31, 2012, respectively.

MULTI SOLUTIONS II, INC.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Multi Solutions II, Inc.'s Condensed Consolidated Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the factors that may affect operating results set forth herein.
Overview

From June 2011 through August 17, 2012, we were engaged in organizational efforts, including obtaining initial financing, and preparing to identify potential merger or acquisition candidates. Upon the effectiveness of our Form 10 Registration Statement on August 17, 2012, we commenced our business operations. Our business purpose is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings. Our search for a business opportunity will not be limited to any particular geographical area or industry, including both domestic and international companies.

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $150,000, which we believe provides us with access to capital sufficient until we consummate a merger or other business combination. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

We do not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to: (i) investigating and analyzing business combinations; (ii) filing of Exchange Act reports, and (iii) consummating an acquisition. We believe we will be able to meet these costs through amounts, as needed, to be lent by or invested in us by our shareholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

MULTI SOLUTIONS II, INC.

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective shareholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

In order to minimize potential conflicts of interest which may arise because our directors and officers also serve as the directors and officers of Multi Soft II, Inc. each of our officers and directors has entered into an agreement with us and Multi Soft II, Inc. whereby they have each agreed that Multi Soft II, Inc. shall not analyze or consider any possible business combination opportunities until we have agreed to consummate a business combination.

If we consummate a business combination, we will use our best efforts to have our stock quoted on the OTC Bulletin Board (the “OTCBB”), and anticipate that our common stock will be eligible to trade on the OTCBB subsequent to such business combination. In addition, subsequent to such business combination, we may seek the listing of our common stock on any of the several NASDAQ markets or the NYSE MKT, either immediately after such business combination or sometime in the future. However, the NASDAQ, NYSE, and NYSE MKT recently adopted a “seasoning” requirement for the listing of former reverse merger companies, which includes trading in another market for an adequate period of time at certain minimum price levels, with an adequate number of round lot shareholders and completing SEC filings during this time, although there is an exception to this requirement for firmly underwritten public offerings of at least $40 million. We may be unable to comply with seasoning requirements for listing prior to the listing deadline and we may be unable to qualify for the $40 million exception, which could adversely impact our ability to access U.S. stock exchanges. There can be no assurance that after we consummate a business combination we will be quoted on the OTCBB or be able to meet the initial listing standards of any stock exchange or quotation service, or that we will be able to maintain a listing of our common stock on any of those or any other stock exchange or quotation service. If an active trading market for our shares does not develop, the value and liquidity of our shares will be materially and adversely affected.

Recent Developments

In April 2012 we entered into an 11% revolving credit promissory note ("credit facility") in favor of Vector in the principal amount of up to $150,000, and the outstanding balance owed to Vector as of July 31, 2012 was $86,275. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

MULTI SOLUTIONS II, INC.

Prior to the effectiveness of our Registration Statement on Form 10 on August 17, 2012, we were solely engaged in organizational activities related to its corporate structure and causing its shares of Common Stock to become publicly tradable (including the filing of the Form 10 Registration Statement) and had not yet engaged in identifying potential merger or acquisition candidates. As of August 17, 2012, we have commenced our investigation for potential merger or acquisition candidates and thus commenced our business operations, and as of such date became a Development Stage Entity in accordance with ASC 915. All our results after August 17, 2012 will be reported as Development Stage operations.

Results of Operations

Comparison of Three Months Ended July 31, 2012 and 2011

Revenues. We did not generate revenues for the three months ended July 31, 2012 and 2011, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2012 and 2011 were $24,094 and $10,234, respectively. During the three months ended July 31, 2012 and 2011, respectively, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $2,139 and $0 for the three months ended July 31, 2012 and 2011, respectively. Other expense related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended July 31, 2012 and 2011 was $26,233 and $8,640, respectively.

Comparison of Six Months Ended July 31, 2012 and 2011

Revenues. We did not generate revenues for the six months ended July 31, 2012 and 2011, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2012 and 2011 were $37,581 and $36,510, respectively. During the six months ended July 31, 2012 and 2011, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $2,139 and $2,739 for the six months ended July 31, 2012 and 2011, respectively. The $2,139 for the six months ended July 31, 2012 related to interest expense on the outstanding balance of the credit facility executed in April 2012. The $2,739 for the six months ended July 31, 2011 related to interest expense on the 6% convertible non-negotiable debentures that were converted in May 2011.
Net Loss. Our net loss for the six months ended July 31, 2012 and 2011 was $39,720 and $30,916, respectively.

MULTI SOLUTIONS II, INC.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of July 31, 2012, we had a cash balance of $0, total liabilities of $107,986 and a negative working capital balance of $21,711.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $150,000, and the outstanding balance owed to Vector as of July 31, 2012 was $86,275. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

No cash was used in operating activities for the six months ended July 31, 2012 and 2011, respectively. No cash was provided by investing activities or financing activities for the six months ended July 31, 2012 and 2011, respectively.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $150,000, which had an outstanding balance of $86,275 as of July 31, 2012.

We may seek to raise additional capital through the issuance of equity or debt, including loans from related parties, to acquire sufficient liquidity to satisfy our future liabilities. Such additional capital may not be available timely or on terms acceptable to us, if at all. Our plans to repay our liabilities as they become due may be impacted adversely by our inability to have sufficient liquid assets to satisfy our liabilities.

Contractual Obligations

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

MULTI SOLUTIONS II, INC.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 1 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q, we believe the policies discussed below are the most critical to understanding our condensed consolidated financial position and results of operations.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets since we have determined that it is more likely than not that we may not be able to realize our deferred tax asset in the future.

As of July 31, 2012, we have net operating loss carryforwards of approximately $8,528,600. The carryforwards expire through the year 2032. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

MULTI SOLUTIONS II, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this quarterly report on Form 10-Q, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader deciding whether to invest in our securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of our efforts to implement our plan of operation;

•	our ability to fund our operating expenses;

•	our ability to compete with other companies that have a similar plan of operation;

•	the effect of changing economic conditions impacting our plan of operation;

•	our ability to meet the other risks as may be described in future filings with the SEC.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this quarterly report on Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the discussion regarding our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes.

MULTI SOLUTIONS II, INC.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.

Item 4.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

MULTI SOLUTIONS II, INC.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings of which we or any of our property is the subject as of the date of this filing.

ITEM 6.    EXHIBITS

No.		Description

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

***
Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 14, 2012	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer