Form 10-Q
period 2012-10-31
MULTI SOLUTIONS II, INC
filed 2012-12-17
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☒ Yes ☐ No

At December 17, 2012, Multi Solutions II, Inc. had 1,898,727 shares of common stock outstanding.
______________________________________________________________________________

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

TABLE OF CONTENTS

		Pages
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of October 31, 2012 and January 31, 2012	3

	Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2012 and 2011, and for the cumulative period from August 17, 2012 to October 31, 2012	4

	Condensed Consolidated Statement of Shareholders' Deficiency for the nine months ended October 31, 2012	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2012 and 2011, and for the cumulative period from August 17, 2012 to October 31, 2012	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31, 2012	January 31, 2012

ASSETS

Current assets:
Cash	$22,500	$—
Total assets	$22,500	$—

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$11,473	$14,500
Total current liabilities	11,473	14,500

Due to shareholder	149,789	53,766

Total liabilities	161,262	68,266

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,898,727 shares issued and outstanding	1,899	1,899
Additional paid-in capital	8,418,685	8,418,685
Accumulated deficit	(8,529,007)	(8,488,850)
Deficit accumulated during the development stage	(30,339)	—
Total shareholders' deficiency	(138,762)	(68,266)
Total liabilities and shareholders' deficiency	$22,500	$—

See accompanying notes to condensed consolidated financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative period from August 17, 2012 to October 31, 2012
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	27,323	7,448	64,904	43,958	27,323
Total operating expenses	27,323	7,448	64,904	43,958	27,323

LOSS FROM OPERATIONS	(27,323)	(7,448)	(64,904)	(43,958)	(27,323)

OTHER EXPENSE
Interest expense	(3,453)	—	(5,592)	(2,739)	(3,016)
Total other expense	(3,453)	—	(5,592)	(2,739)	(3,016)

LOSS BEFORE TAXES	(30,776)	(7,448)	(70,496)	(46,697)	(30,339)

Income tax provision	—	—	—	—	—

NET LOSS	$(30,776)	$(7,448)	$(70,496)	$(46,697)	$(30,339)

Loss attributable to noncontrolling interest	—	—	—	8,333	—

NET LOSS ATTRIBUTABLE TO MULTI SOLUTIONS II, INC. AND COMMON SHAREHOLDERS	$(30,776)	$(7,448)	$(70,496)	$(38,364)	$(30,339)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$—	$(0.04)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,898,727	1,898,727	1,898,727	1,282,046

See accompanying notes to condensed consolidated financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During the Development Stage
	Number	Amount	Capital	Deficit		Total

Balances - January 31, 2012	1,898,727	$1,899	$8,418,685	$(8,488,850)	$—	$(68,266)

Net loss	—	—	—	(40,157)	(30,339)	(70,496)

Balances - October 31, 2012	1,898,727	$1,899	$8,418,685	$(8,529,007)	$(30,339)	$(138,762)

See accompanying notes to condensed consolidated financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		Cumulative period from August 17, 2012 to October 31, 2012
	October 31, 2012	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,496)	$(46,697)	$(30,339)
Adjustments to reconcile net loss to net cash from operating activities:
Payment of professional fees by shareholder	15,869	43,954	—
Increase (decrease) in accounts payable and accrued expenses	17,127	—	(7,161)
Increase in accrued interest on convertible debt	—	2,743	—
Net cash used in operating activities	(37,500)	—	(37,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	60,000	—	60,000
Net cash provided by financing activities	60,000	—	60,000

NET CHANGE IN CASH	22,500	—	22,500

CASH AT BEGINNING OF PERIOD	—	—	—

CASH AT END OF PERIOD	$22,500	$—	$22,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Conversion of principal on convertible debt into common stock	$—	$141,000
Forgiveness of interest on convertible debt	$—	$60,106
Deconsolidation of subsidiary	$—	$81,518
Payment of accounts payable by shareholder	$14,500	$32,303
Payment of amount due to convertible debt holder by shareholder	$—	$14,040
Forgiveness of fees by shareholder	$—	$17,500

See accompanying notes to condensed consolidated financial statements.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Multi Solutions, Inc., (the "Company"), was originally incorporated on July 26, 1982 in New Jersey. On September 21, 2011, Multi Solutions (Florida), Inc., a Florida corporation, was formed for the purpose of merging with the Company, so as to effect a re-domicile of the Company from New Jersey to Florida. In connection with the Merger (as defined below) and in accordance with the terms of the Agreement and Plan of Merger executed by both companies, the shareholders of the New Jersey corporation received .02 shares of new (Florida) common stock for every one share of old (New Jersey) common stock they owned, and all outstanding shares of the New Jersey corporation's common stock were canceled.  Pursuant to the Merger, the Florida corporation became the surviving entity. On June 1, 2011, the Company filed an Amended and Restated Certificate of Incorporation with the State of New Jersey to increase its authorized common stock from 40,000,000 to 200,000,000 shares, and to create a class of 50,000,000 shares of blank check preferred stock, $0.001 par value. The Florida corporation is authorized to issue 200,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. The Company and the Florida corporation each signed and filed Articles of Merger with their respective states to effectuate the merger of the New Jersey corporation with and into the Florida corporation (the "Merger"), which Merger became effective on September 29, 2011. Pursuant to the Merger, the Florida corporation became the surviving entity. Effective on October 4, 2011, the Company changed its name to Multi Solutions II, Inc.

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

(B) Development Stage Entity

The Company believes that under the guidance outlined in the FASB Topic 915, Development Stage Entity ("ASC 915"), it did not become a development stage entity until August 17, 2012, when it commenced operations which constitute “establishing a business” as defined in ASC 810.

Prior to the effectiveness of its Registration Statement on Form 10 on August 17, 2012, the Company was solely engaged in organizational activities related to its corporate structure and causing its shares of Common Stock to become publicly tradable (including the filing of the Form 10 Registration Statement) and had not yet engaged in identifying potential merger or acquisition candidates. As of August 17, 2012, the Company commenced its investigation for potential merger or acquisition candidates and thus commenced its business operations, and as of such date became a Development Stage Entity in accordance with ASC 915. All results of the Company after August 17, 2012 have been reported as Development Stage operations.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

(C) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and, through May 25, 2011, its subsidiary, Multi Soft II, Inc. Prior to May 25, 2011, the Company owned 51.3% of the outstanding common stock of Multi Soft II, Inc. The portion of the Company's deficit and results of operations attributable to the holders of the remaining 48.7% of the common stock of Multi Soft II, Inc. is reported as attributable to non-controlling interests in the condensed consolidated statements of operations. On May 25, 2011, the holders of convertible debt issued by the Company's subsidiary exercised their rights to convert these debentures into 959,663 shares of subsidiary common stock. As a result of the conversion, the Company holds 11.4% of the outstanding common stock of Multi Soft II, Inc. and no longer holds a controlling interest. The Company deconsolidated Mutli Soft II, Inc. as of May 25, 2011, and accordingly, the results of operations do not include activity for Multi Soft II, Inc. subsequent to May 25, 2011 and the accompanying condensed consolidated balance sheets as of October 31, 2012 and January 31, 2012 do not include the assets or liabilities of Multi-Soft II, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(D) Use of Estimates

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

(E) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of October 31, 2012, the Company had $22,500 of cash and cash equivalents compared to no cash or cash equivalents as of January 31, 2012.

(F) Loss Per Share

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

(G) Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

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

As of October 31, 2012, the Company had $8,559,346 of net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards expire through the year 2032 and are subject to limitations as a result of the conversion of the convertible debentures that resulted in a change in control of the Company on May 25, 2011.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against the deferred tax assets. The Company has recorded a full valuation allowance against the deferred tax assets since the Company has determined that it is more likely than not that the Company may not be able to realize the deferred tax asset in the future.

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

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 3.   DUE TO SHAREHOLDER

The Company's majority shareholder has incurred legal and professional fees on behalf of the Company, of which, $0 and $11,133 were incurred for the three months ended October 31, 2012 and 2011, respectively and $15,869 and $43,954 were incurred for the nine months ended October 31, 2012 and 2011, respectively.

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 incurred by the majority shareholder on behalf of the Company. The credit facility provides up to $150,000 of financing to the Company for working capital purposes. On December 17, 2012, the Company entered into an amendment to the credit facility increasing the amount that the Company may borrow thereunder from $150,000 to $200,000. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2015. Principal and interest outstanding under the credit facility totaled $149,789 and $53,766 as of October 31, 2012 and January 31, 2012, respectively.

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

Prior to the effectiveness of our Registration Statement on Form 10 on August 17, 2012, we were solely engaged in organizational activities related to its corporate structure and causing its shares of Common Stock to become publicly tradable (including the filing of the Form 10 Registration Statement) and had not yet engaged in identifying potential merger or acquisition candidates. As of August 17, 2012, we commenced our investigation for potential merger or acquisition candidates and thus commenced our business operations, and as of such date became a Development Stage Entity in accordance with ASC 915. All our results after August 17, 2012 have been reported as Development Stage operations.

Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings. Our search for a business opportunity will not be limited to any particular geographical area or industry, including both domestic and international companies.

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $150,000, which we believe provides us with access to capital sufficient until we consummate a merger or other business combination. On December 17, 2012, we and Vector entered into an amendment to the credit facility increasing the amount that we may borrow thereunder from $150,000 to $200,000. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

MULTI SOLUTIONS II, INC.

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

MULTI SOLUTIONS II, INC.

Recent Developments

In April 2012 we entered into an 11% revolving credit promissory note ("credit facility") in favor of Vector in the principal amount of up to $150,000, and the outstanding principal and interest balance owed to Vector as of October 31, 2012 was $149,789. On December 17, 2012, we and Vector entered into an amendment to the credit facility increasing the amount that we may borrow thereunder from $150,000 to $200,000. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Results of Operations

Comparison of Three Months Ended October 31, 2012 and 2011

Revenues. We did not generate revenues for the three months ended October 31, 2012 and 2011, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2012 and 2011 were $27,323 and $7,448, respectively. During the three months ended October 31, 2012 and 2011, respectively, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $3,453 and $0 for the three months ended October 31, 2012 and 2011, respectively. Other expense related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended October 31, 2012 and 2011 was $30,776 and $7,448, respectively.

Comparison of Nine Months Ended October 31, 2012 and 2011

Revenues. We did not generate revenues for the nine months ended October 31, 2012 and 2011, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2012 and 2011 were $64,904 and $43,958, respectively. During the nine months ended October 31, 2012 and 2011, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $5,592 and $2,739 for the nine months ended October 31, 2012 and 2011, respectively. The $5,592 for the nine months ended October 31, 2012 related to interest expense on the outstanding balance of the credit facility executed in April 2012. The $2,739 for the nine months ended October 31, 2012 related to interest expense on the 6% convertible non-negotiable debentures that were converted in May 2011.
Net Loss. Our net loss for the nine months ended October 31, 2012 and 2011 was $70,496 and $38,364, respectively.

MULTI SOLUTIONS II, INC.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of October 31, 2012 , we had a cash balance of $22,500, total liabilities of $161,262 and a positive working capital balance of $11,473.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $150,000, and the outstanding principal and interest balance owed to Vector as of October 31, 2012 was $149,789. On December 17, 2012, we and Vector entered into an amendment to the credit facility increasing the amount that we may borrow thereunder from $150,000 to $200,000. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the nine months ended October 31, 2012, net cash and cash equivalents increased by $22,500. Net cash used in operations was $37,500. For the nine months ended October 31, 2012, no cash was provided by investing activities, and cash provided by financing activities was $60,000.

No cash was used in operating activities for the nine months ended October 31, 2011. No cash was provided by investing activities or financing activities for the nine months ended October 31, 2011.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $150,000, which had an outstanding principal and interest balance of $149,789 as of October 31, 2012. On December 17, 2012, we and Vector entered into an amendment to the credit facility increasing the amount that we may borrow thereunder from $150,000 to $200,000.

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

As of October 31, 2012, we have net operating loss carryforwards of $8,559,346. The carryforwards expire through the year 2032. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

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

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MULTI SOLUTIONS II, INC.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings of which we or any of our property is the subject as of the date of this filing.

ITEM 6.    EXHIBITS

No.		Description

10.1		Amendment No. 1 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated December 17, 2012.

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:	December 17, 2012	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer