Form 10-K
period 2013-01-31
MULTI SOLUTIONS II, INC
filed 2013-05-13
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

MULTI SOLUTIONS II, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Florida	000-12162	22-2418056
(State or other jurisdiction of incorporation incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

100 S.E. Second Street, Suite 3200, Miami, Florida (Address of principal executive offices)	33131 (Zip Code)
(305) 579-8000
(Registrant’s telephone number, including area code)
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☑ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes   ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes ☐ No

At May 10, 2013, Multi Solutions II, Inc. had 1,898,727 shares of common stock outstanding.
_________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE. None

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on Form 10-K discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this annual report on Form 10-K, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader deciding whether to invest in our securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of our efforts to implement our plan of operation;

•	our ability to fund our operating expenses;

•	our ability to compete with other companies that have a similar plan of operation;

•	the effect of changing economic conditions impacting our plan of operation;

•	our ability to meet the other risks as may be described in future filings with the SEC.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this annual report on Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the discussion regarding our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes.

ITEM 1.    BUSINESS.

Background of the Issuer

Multi Solutions II, Inc., (“we,” “us,” “our,” or the "Company"), was originally incorporated on July 26, 1982 in New Jersey under the name "Multi Solutions, Inc." Through our subsidiary, Multi Soft II, Inc. ("Multi Soft"), we were engaged in the production, marketing and maintenance of a line of software products consisting of tools for the development of client-server, front-ending, and Internet based applications using a mainframe or an Internet server through 2002 (the "Prior Operations"). In September 2011, we (and Multi Soft) effected a 50 for 1 reverse split and changed our domicile from New Jersey to Florida, as discussed below. As a result of the filing of Articles of Merger with the State of Florida, the reverse split for both Multi Solutions II, Inc. and Multi Soft was effective on September 29, 2011. All shares issued prior to September 29, 2011 have been restated retroactively to reflect the reverse split.

In 1983, we consummated our initial public offering of securities pursuant to a Registration Statement on Form S-18 (SEC File No. 2-85710-NY) declared effective by the Securities and Exchange Commission (SEC) on November 14, 1983 and contemporaneously registered our shares of Common Stock under the Securities Exchange Act of 1934 (SEC File No. 0-12162). In 2002, we began to discontinue and wind down our Prior Operations and by 2005, our Prior Operations had completely ceased.

In April and May 2005, we and Multi Soft entered into purchase agreements with several investors pursuant to which the investors purchased $105,000 principal amount of our 6% convertible debentures due May 1, 2006 and $36,000 principal amount of Multi Soft's 6% convertible debentures due May 1, 2006 (collectively, the "Debentures"). The Debentures were convertible into an aggregate of 1,476,788 shares of our common stock (73,839,393 shares pre-split), and 959,663 shares of common stock of Multi Soft (47,983,170 shares pre-split). The proceeds from the sale of the Debentures were used to satisfy certain liabilities of ours and Multi Soft.

On July 27, 2005, we received a letter from the SEC notifying us that we were subject to deregistration pursuant to Section 12 of the Exchange Act for failure to comply with SEC reporting requirements. We responded and provided the SEC with a timetable for becoming compliant with Exchange Act reporting requirements. We became compliant with our Exchange Act reporting obligations in 2006.

On August 7, 2009, we received a letter (the “Letter”) from Moore & Associates, Chartered (“Moore”), our independent registered public accounting firm, stating that Moore would no longer be engaged in auditing or reviewing public company financial statements, effectively resigning from serving as our independent registered public accounting firm. In July 2011, we retained Marcum, LLP as our independent registered public accounting firm.

In 2009, we again became delinquent in our Exchange Act reporting obligations by not filing our Form 10-K for the fiscal year ended January 31, 2009 and 2010, and our Forms 10-Q for the fiscal quarters ended April 30, 2009, July 31, 2009, October 31, 2009, April 30, 2010 and July 30, 2010. On September 7, 2010, we received a letter from the SEC that due to our failure to comply with our Exchange Act reporting obligations, we were again subject to the deregistration of our securities under the Exchange Act. On September 29, 2010, the SEC revoked the registration of our securities under Section 12(g) of the Exchange Act, and our stock symbol ("MULT") was removed from trading on the over-the-counter markets.

In May 2011, pursuant to the terms of several debenture purchase agreements between our debenture holders and Vector Group Ltd., a Delaware corporation ("Vector") (the "Vector Purchase Agreements"), Vector purchased from the debenture holders an aggregate of $97,000 principal amount of the Debentures and assumed certain liabilities from us and Multi Soft. Upon the closing, Vector converted $39,102 of the $141,000 outstanding principal amount of the Debentures into 378,058 shares of our common stock (18,902,885 shares pre-split), and 325,806 shares of common stock of Multi Soft (16,290,286 shares pre-split).

On June 1, 2011, we filed an Amended and Restated Certificates of Incorporation with the State of New Jersey to increase our authorized common stock from 40,000,000 to 200,000,000 shares, and to create a class of 50,000,000 shares of blank check preferred stock, $0.001 par value. On the same date, we filed an Amended and Restated Certificate of Incorporation with the State of New Jersey to increase the authorized common stock of our 51% subsidiary Multi Soft from 30,000,000 to 200,000,000, and to create a class of 50,000,000 shares of blank check preferred stock, $0.001 par value. Pursuant to the terms of the Vector Purchase Agreements described above, upon the effectiveness of the amended certificates, the remaining $101,898 outstanding principal balance of the Debentures was converted by Vector and the other debenture holders into an aggregate of 1,098,730 shares of our common stock (54,936,508 shares pre-split), and 633,858 shares of common stock of Multi Soft (31,692,884 shares pre-split). Interest due as of May 25, 2011 on the Debentures was $60,106, which was forgiven by the holders upon conversion.

As a result of the consummation of the transactions contemplated by the Vector Purchase Agreements, Vector became the holder of 53% and 54% of our outstanding common stock and the common stock of Multi Soft, respectively, which resulted in a change in control of Multi Soft because our ownership of the outstanding common stock of Multi Soft decreased from 51% to 11%, and Multi Soft was no longer consolidated as a subsidiary in our financial statements. Upon the closing of the Vector Purchase Agreements in May 2011, our incumbent directors and officers resigned, and Richard J. Lampen, J. Bryant Kirkland III and Robert L. Frome were appointed to our board of directors and Messrs. Lampen and Kirkland became our President, and Secretary, Treasurer and Chief Financial Officer respectively. In July 2012, Mr. Lampen resigned as an officer and director, Robert M. Lundgren was appointed to our board of directors, Mr. Kirkland was appointed as our Chairman, President and Chief Executive Officer, and Deborah Fasanelli was appointed as our Secretary, Treasurer and Chief Financial Officer.

On September 21, 2011, Multi Solutions (Florida), Inc., a Florida corporation, was formed for the purpose of merging with us to change our domicile from New Jersey to Florida and to effect a 50 for 1 reverse split of our outstanding common stock (the "Reverse Split"). Articles of Merger for Multi Solutions, Inc. and the Florida corporation were filed in New Jersey and, respectively, Florida to effectuate the merger of the New Jersey corporation with and into the Florida corporation (the "Merger"), which Merger became effective on September 29, 2011. As a result of the Merger and in accordance with the terms of the agreement and plan of merger executed by both companies, the shareholders of the New Jersey corporation received .02 shares of new (Florida) common stock for every one share of old (New Jersey) common stock they owned, and all outstanding shares of the New Jersey corporation's common stock were canceled.  Pursuant to the Merger, the Florida corporation became the surviving entity, and as a result, we are authorized to issue 200,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock.

Effective on October 4, 2011, we changed our name to Multi Solutions II, Inc. The name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist us in our current business plan.

In August 2012, we registered our shares of common stock under Section 12(g) of the Exchange Act.

Our Business

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

Prior to the effectiveness of our Registration Statement on Form 10 on August 17, 2012, we were solely engaged in organizational activities related to our corporate structure and causing our shares of Common Stock to become publicly tradable (including the filing of the Form 10 Registration Statement) and had not yet engaged in identifying potential merger or acquisition candidates. As of August 17, 2012, we commenced our investigation for potential merger or acquisition candidates and thus commenced our business operations, and as of such date became a Development Stage Entity in accordance with ASC 915. All our results after August 17, 2012 have been reported as Development Stage operations.

Our intended business purpose is to seek the acquisition of, or merger with, an existing company. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. We will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. As of the date hereof, we have made no efforts to identify a possible business combination including, but not limited to, not conducting negotiations or entering into a letter of intent with respect to any target business and we have not entered into a letter of intent or any definitive agreement with respect to any target business. If we are unable to locate a suitable entity with which to enter into a business combination, we may invest in passive investments as an alternative to acquiring a business. This may prove to be more suitable, as an alternative, because it will be a non-management control investment.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have not yet considered potential acquisition transactions with any companies, nor, as of this date, have we entered into any definitive agreement with any party. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. Notwithstanding this flexibility, we shall have no duty or obligation to analyze and investigate more than one business opportunity. In our efforts to analyze potential acquisition targets, we will consider a number of factors including, but not limited to, the following:

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•
Capital requirements and anticipated availability of required funds, to be provided by the target business or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	The extent to which the business opportunity can be advanced;

In applying the foregoing factors, none of which will be controlling, management will attempt to analyze all facts and circumstances and make a determination based upon reasonable investigative measures and available data. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation and to utilize written reports and personal investigation in order to evaluate each of the above factors.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Our plans are in the conceptual stage only. There is no relationship between our particular name and our intended business plan. If successful in completing a merger or acquisition, we expect that our name would change to reflect the marketing goals of the business combination.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible; however, none of our management are professional business analysts and none are committing their full time to our operations. (See "Item 10. Directors, Executive Officers and Corporate Governance”.) Potential investors must recognize that due to our management's limited commitment in terms of time to our business, we may not adequately evaluate a potential business opportunity.

We are unable to predict the time as to when, and if we will ever engage in identifying potential merger or acquisition candidates. We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their “affiliates.” In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

In addition, certain conflicts of interest exist or may develop between us and our officers and directors. Our members of management have other business interests to which they currently devote attention, which include their primary employment and management of another shell reporting company, Multi Soft II, Inc. (See "Item 10. Directors, Executive Officers and Corporate Governance” below.) They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. In order to minimize potential conflicts of interest which may arise because our directors and officers also serve as the directors and officers of Multi Soft II, Inc. each of our officers and directors has entered into an agreement with us and Multi Soft II, Inc. whereby they have each agreed that Multi Soft II, Inc. shall not analyze or consider any possible business combination opportunities until we have agreed to consummate a business combination.

We expect that when and if we commence our due diligence, it will encompass, among other things, meetings with the target business's incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us. Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a shareholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any future market.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires and the promoters of the opportunity, and our relative negotiating strength.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior shareholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those persons who were our shareholders prior to such reorganization.

Our present shareholders will likely not have control of a majority of our voting securities following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign, and one or more new directors may be appointed, without any vote by shareholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by shareholders. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

In addition, Form 8-K of the SEC regarding shell companies and transactions with shell companies requires the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction; this may eliminate many of the perceived advantages of these types of transactions. These regulations also limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations.

Employees

Apart from management, we have no employees. Mr. Kirkland, our Chairman, President and Chief Executive Officer, and Ms. Fasanelli, our Secretary, Treasurer and Chief Financial Officer, are responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act. We will engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement our business plan. Our directors and officers are engaged in outside business activities and anticipate that they devote very limited time to our business. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A.    RISK FACTORS.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US, OUR INDUSTRY AND TO OTHER BUSINESSES.

This report contains forward-looking statements which involve risks and uncertainties. Forward-looking statements are based upon the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties which may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance upon such forward-looking statements, as our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors section and elsewhere in this report. Any such statements are representative only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances subsequent to the date of this report or to reflect the occurrence of unanticipated events, except for such updates to this report as are required by federal securities laws and such periodic reports as are required pursuant to the Securities Exchange Act of 1934, as amended.

Accordingly, you should consider carefully the following risk factors, in addition to the other information with respect to our business contained in this report.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING BUSINESS AND OUR SHAREHOLDERS WILL NOT KNOW WHAT BUSINESS WE WILL ENTER INTO UNTIL WE CONSUMMATE A TRANSACTION.

There is a risk that we will be unable to consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since 2005. While we have no significant assets or financial resources, in April 2012 we issued an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $150,000, which was later amended to increase the available amount to $250,000, which we believe provides us with access to capital sufficient until we consummate a merger or other business combination. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO FIND A SUITABLE ENTITY WITH WHICH TO ENTER INTO A BUSINESS COMBINATION TRANSACTION.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of us identifying and consummating a successful business combination. There can be no assurance that we will find a suitable entity with which to enter into a business combination transaction even if we do identify a suitable entity for such transaction, there can be no assurance that such entity would enter into such a transaction.

IN VIEW OF THE FACT THAT THERE ARE NUMEROUS OTHER WAYS IN WHICH PRIVATE COMPANIES CAN BECOME PUBLIC OR RAISE CAPITAL, AND BECAUSE OF THE AVAILABILITY OF BLANK CHECK COMPANIES FOR BUSINESS COMBINATION TRANSACTIONS, THERE CAN BE NO ASSURANCE THAT THE TERMS OF A POTENTIAL BUSINESS COMBINATION TRANSACTION WOULD BE FAVORABLE TO US.

Even if we find a suitable entity for a business combination transaction and that entity is willing to enter into such a transaction, there can be no assurance that we would be able to complete that transaction on terms which would be favorable to us. Private companies seeking to become public have many options other than a business combination with a blank check company, such as initial public offerings, direct public offerings, Regulation A offerings, public offerings on foreign exchanges, and business combinations with defunct public companies, and have many other options for access to capital other than becoming public, such as private offerings, Regulation S offerings, venture capital, and private equity transactions. The wide range of options available to such companies may result in those companies being able to require favorable terms from a blank check company in a business combination transaction, and may reduce the potential profitability to us of such a business combination transaction. In addition, there are a large number of blank check companies seeking to engage in business combination transactions, and the availability of such companies may result in private companies being able to require favorable terms from any particular blank check company in a business combination transaction, which may reduce the potential profitability to us of such a business combination transaction.

OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION CANDIDATE.

The nature of our operations is highly speculative. The success of our intended plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO NEGOTIATE A TRANSACTION THAT WILL BENEFIT OUR SHAREHOLDERS.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting very limited time to our affairs. Our officers and directors have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other shareholders. A conflict of interest may arise between our management's personal pecuniary interests and their fiduciary duty to our shareholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our shareholders. In addition, our officers and directors are currently and in the future shall be involved with other blank check companies and conflicts may arise in the pursuit of business combinations with such other blank check companies with which they are and may in the future be affiliated. Prospective business opportunities may not be offered to our management or its affiliates prior being offered to us. This preference has been decided by management, however, it may be changed at management's discretion. In the future, after the close of a transaction, we do not anticipate that our current officers and directors will perform services in their current capacity.

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

WE ARE LIKELY SEEKING TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER". FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist because we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our securities because there is no incentive to brokerage firms to recommend the purchase of our common stock. There can be no assurance that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

AS A BLANK CHECK COMPANY UNDER RULE 419 OF THE SECURITIES ACT OF 1933, WE WILL HAVE TO COMPLY WITH RULE 419 IN ANY SUBSEQUENT OFFERINGS.

At present, we are a blank check company with no revenues and no specific business plan or purpose other than we intend to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a blank check company, if we publicly offer any securities as a condition to the closing of any acquisition or business combination or otherwise, we will have to fully comply with Rule 419 under the Securities Act, the provisions of which apply to every registration statement filed under the Securities Act by a blank check company. Among other things, Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post effective amendment to the registration statement containing the same information as found in a Form 10 registration statement, upon the execution of an agreement for such acquisition or merger. Rule 419 also provides for procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. We have no current plans to engage in any such offerings.

A BUSINESS COMBINATION WILL RESULT IN A CHANGE OF CONTROL AND A CHANGE OF MANAGEMENT.

In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized but unissued common stock which represents the majority of the voting power and equity of our common stock, which will result in shareholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current shareholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control will result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK.

Our directors, without further action by our shareholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares, the relative rights, conversion rights, voting rights, terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of preferred stock could adversely affect the rights of holders of common stock in that such preferred stock could have priority over the common stock with respect to voting, dividend or liquidation rights. Additionally, any future issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock.

The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the shareholders. Although our board of directors is required to make any determination to issue such stock based on its judgment as to the best interests of shareholders, our board of directors could act in a manner that would discourage an acquisition attempt or other transaction that potentially some, or a majority, of the shareholders might believe to be in their best interests or in which shareholders might receive a premium for their stock over the then market price of such stock. Our board of directors does not at present intend to seek shareholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited financial statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK, AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and we thereafter file a registration statement under the Securities Act of 1933, as amended (The "Securities Act"). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

THERE ARE ISSUES IMPACTING LIQUIDITY OF OUR SECURITIES WITH RESPECT TO THE FACT THAT WE WILL NEED TO FILE A RESALE REGISTRATION STATEMENT TO CREATE LIQUIDITY IN OUR COMMON STOCK.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we may file a resale registration statement on Form S-1 or some other available form to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND IF WE DO NOT PAY DIVIDENDS IN THE FUTURE THEN OUR SHAREHOLDERS CAN ONLY BENEFIT FROM THEIR SHARES BY SELLING SUCH STOCK EITHER IN THE PUBLIC MARKET PLACE OR IN A PRIVATE TRANSACTION.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into us to further our business strategy.

WE MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their shareholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

OUR BUSINESS WILL HAVE NO REVENUE UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We have had no recent operating history nor any revenues or earnings from operations since 2005. We will not realize any revenue unless and until we successfully merge with or acquire an operating business.

WE INTEND TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our Articles of Incorporation authorize the issuance of a maximum of 200,000,000 shares of common stock and a maximum of 50,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing shareholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without shareholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our shareholders will occur and the rights of the holders of common stock might be materially adversely affected.

WE HAVE NOT CONDUCTED MARKET RESEARCH OR IDENTIFIED ANY BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our shareholders.

OUR SHARES MAY BE SUBJECT TO THE "PENNY STOCK" RULES, FOLLOWING A REVERSE MERGER TRANSACTION, WHICH MIGHT SUBJECT OUR SHAREHOLDERS TO RESTRICTIONS ON MARKETABILITY AND THEY MAY NOT BE ABLE TO SELL THEIR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and our shareholders may be unable to sell their common stock or any attempted sale of such common stock may have the effect of lowering the market price, which could result in a partial or complete loss of their investment.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker- dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The broker- dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect our shareholders' ability to resell our common stock.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE AND THEREFORE IT IS POSSIBLE THAT OUR SHAREHOLDERS WILL NOT BE ABLE TO LIQUIDATE THEIR INVESTMENT IN OUR STOCK AND WE MAY NOT HAVE ACCESS TO CAPITAL AVAILABLE TO COMPANIES TRADING ON THESE EXCHANGES.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE MKT. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange.

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

After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect our common stock's liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

OUR AUTHORIZATION OF BLANK CHECK PREFERRED STOCK COULD BE USED TO DISCOURAGE A TAKE-OVER TRANSACTION INVOLVING AN ACTUAL OR POTENTIAL CHANGE IN CONTROL OF US OR OUR MANAGEMENT.

Our Articles of Incorporation authorize the issuance of up to 50,000,000 shares of preferred stock with designations, rights and preferences to be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

DUE TO THE CONTROL BY MANAGEMENT AND OUR PRINCIPAL SHAREHOLDER OF 65.5% OF OUR OUTSTANDING COMMON STOCK, OUR NON-MANAGEMENT SHAREHOLDERS WILL HAVE LITTLE POWER TO CHOOSE MANAGEMENT OR IMPACT OPERATIONS.

Management and our principal shareholder currently control and vote an aggregate of 65.5% of our issued and outstanding common stock. Our management consists of J. Bryant Kirkland III, President, CEO and Chairman of our board of directors, Deborah Fasanelli, Secretary, Treasurer, and CFO, Robert L. Frome, director, and Robert M. Lundgren, director. Mr. Kirkland and Ms. Fasanelli serve as Vice President and Controller, respectively, of Vector, our majority shareholder, although neither has investment authority or voting control over the securities owned by Vector. Consequently, management, along with our principal shareholder, acting together, have the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to shareholders for approval, including:

•	Election of the board of directors;

•	Removal of directors;

•	Amendment to the our articles of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These shareholders will thus have substantial influence over our management and affairs and other shareholders possess no practical ability to remove management or effect the operations of our business. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We have no property and do not currently maintain an office or any other facilities. We maintain a mailing address at 100 S.E. Second Street, Suite 3200, Miami, Florida 33131, which is the business address of our principal shareholder, Vector Group Ltd., and our President, Mr. Kirkland. We pay no rent for the use of this mailing address. Vector, at no cost to us, provides us with the use of office equipment and administrative services as necessary to conduct our business activities, including the implementation of our business plan. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings of which we or any of our property is the subject as of the date of this filing.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

In April 2013, our common stock was approved for quotation on the OTC Bulletin Board under the symbol MUSS, however no established public trading market exists.

Holders

We have approximately 800 shareholders of record of our common stock as of May 10, 2013.

Dividends

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.  We anticipate that any funds available for payment of dividends will be re-invested to further our business strategy.

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.SELECTED FINANCIAL DATA.

As a smaller reporting company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

We have minimal working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $200,000, as amended on December 17, 2012, which we believe provides us with access to capital sufficient until we consummate a merger or other business combination. On May 7, 2013, we and Vector entered into a second amendment to the credit facility increasing the amount that we may borrow thereunder from $200,000 to $250,000. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

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

Results of Operations

Comparison of Years Ended January 31, 2013 and 2012

Revenues. We did not generate revenues for the years ended January 31, 2013 and 2012, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2013 and 2012 were $74,428 and $54,608, respectively. During the years ended January 31, 2013 and 2012, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $9,646 and $2,739 for the years ended January 31, 2013 and 2012, respectively. The other expense of $9,646 for the year ended January 31, 2013 related to interest expense on the outstanding balance of the credit facility executed in April 2012. The other expense of $2,739 for the year ended January 31, 2012 related to interest expense on the 6% convertible non-negotiable debentures that were converted in May 2011.
Net Loss. Our net loss for the years ended January 31, 2013 and 2012 was $84,074 and $49,014, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2013, we had a cash balance of $5,273, total liabilities of $157,613 and a positive working capital balance of $1,503.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $200,000, as amended on December 17, 2012. On May 7, 2013, we and Vector entered into an amendment to the credit facility increasing the amount that we may borrow thereunder from $200,000 to $250,000. The outstanding principal and interest balance due under the credit facility was $153,843 as of January 31, 2013. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2013, net cash and cash equivalents increased by $5,273. Net cash used in operations was $54,727. For the year ended January 31, 2013, no cash was provided by investing activities, and cash provided by financing activities was $60,000.

No cash was used in operating activities for the year ended January 31, 2012. No cash was provided by investing activities or financing activities for the year ended January 31, 2012.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $200,000, as amended on December 17, 2012. On May 7, 2013, we and Vector entered into an amendment to the credit facility increasing the amount that we may borrow thereunder from $200,000 to $250,000. The outstanding principal and interest balance due under the credit facility was $153,843 as of January 31, 2013.

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

Contractual Obligations

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information regarding contractual obligations requested by Item 7.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 1 to our financial statements included in this annual report on Form 10-K, we believe the policies discussed below are the most critical to understanding our financial position and results of operations.

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

As of January 31, 2013, we have net operating loss carryforwards of $8,572,924. The carryforwards expire through the year 2033. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated May 10, 2013, are set forth beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) of the Exchange Act) were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2013.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.
Material Changes in Internal Control
There were no changes in our internal control over financial reporting during the fourth quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	47	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	46	Secretary, Treasurer and CFO
Robert L. Frome (1)	68	Director
Robert M. Lundgren (1)	54	Director
(1) Member of the audit committee

J. Bryant Kirkland III has served as our Chairman, President and Chief Executive Officer since July 2012. From May 2011 until July 2012 he was our Secretary, Treasurer, Chief Financial Officer and a director. Mr. Kirkland has been the Chairman, President and Chief Executive Officer of Multi Soft II, Inc. since July 2012, and he was the Secretary, Treasurer, Chief Financial Officer and a director of Multi Soft II, Inc. from May 2011 until July 2012. Mr. Kirkland has served as a Vice President of our majority shareholder, Vector, since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. From July 1992 to December 2005, Mr. Kirkland served in various financial capacities with Vector, New Valley Corporation, the predecessor to New Valley LLC, and Liggett Group LLC, a subsidiary of Vector. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. from June 2001 to October 2002. Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer of SG Blocks Inc. from January 1998 to November 2011 and as a director of SG Blocks Inc. since November 1998. Mr. Kirkland is licensed as a Certified Public Accountant in the states of Florida and North Carolina. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and a Masters of Business Administration from Barry University. Mr. Kirkland's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and the knowledge and experience he has attained through his service as an executive officer and a director of publicly-traded corporations.

Deborah A. Fasanelli has served as our Secretary, Treasurer and Chief Financial Officer since July 2012. Since July 2006, Ms. Fasanelli has served as the Controller of Vector. Ms. Fasanelli has served as the Secretary, Treasurer and Chief Financial Officer of Multi Soft II, Inc. since July 2012. Ms. Fasanelli is licensed as a Certified Public Accountant in the State of Florida. Ms. Fasanelli holds a Bachelor of Science in Accounting from the University of Florida and has a Masters of Accounting from Florida International University.
.
Robert L. Frome has served as a member of our board of directors since May 2011. Mr. Frome has been a member of the law firm of Olshan Grundman Frome Rosenzweig & Wolosky LLP for more than 25 years. Since May 2011, Mr. Frome has been a director of Multi Soft II, Inc., a blank check company. In addition, Mr. Frome is a director of Healthcare Services Group, Inc. (HCSG), a provider of housekeeping, maintenance, linen and laundry services to long term healthcare facilities. Mr. Frome's pertinent experience, qualifications, attributes and skills include significant experience in business law and public company matters.

Robert M. Lundgren has served as a member of our board of directors since July 2011. He served as a director of CDSI Holdings Inc., a Delaware corporation (now known as SG Blocks, Inc.) from January 1997 until November 2011. Since July 2012, Mr. Lundgren has been a director of Multi Soft II, Inc., a blank check company. Mr. Lundgren has served as Chief Financial Officer of Westminster Christian School in Palmetto Bay, Florida since January 2010. He previously served as Director of Finance and Operations of Palmer Trinity School in Miami, Florida from July 2002 to December 2009. Mr. Lundgren was an independent consultant from October 2001 until July 2002. From January 14, 1998 to October 2001, Mr. Lundgren was employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley Corporation where he served as Vice President and Chief Financial Officer from May 1996 to January 14, 1998. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice.

Mr. Lundgren is licensed as a Certified Public Accountant in the state of Florida and holds a Bachelor of Science in Accounting from Wake Forest University. Mr. Lundgren's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and the knowledge and experience he has attained through his service as an executive officer and a director of publicly-traded corporations.

Our directors and officers devote time to our affairs on an "as needed" basis, but less than 10 hours per month. As a result, the actual amount of time that they will devote to our affairs is unknown and is likely to vary substantially from month to month. Our directors serve until the next annual meeting of shareholders or until their successors are duly elected and have qualified. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2013, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics which is applicable to our directors, officers and employees, in accordance with applicable federal securities laws and the NASDAQ Rules. Upon written request to our Corporate Secretary, we will provide, without charge, any person with a copy of our code of conduct and ethics.

Corporate Governance

Other than the audit committee, there are no separate committees of the board of directors at this time, and our entire board of directors performs the functions of the compensation committee and the nominating committee.

In July 2012, our board of directors established an audit committee of the board of directors, which is currently comprised of Robert L. Frome and Robert Lundgren, each of whom is a non-employee member of the board of directors. Mr. Lundgren serves as the chair of the audit committee. Our board of directors has determined that Mr. Lundgren's education and employment experience qualifies him as an audit committee financial expert within the SEC rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2013, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

Effective as of August 8, 2012, we pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Bryant Kirkland III	$1,250	—	—	—	—	—	$1,250

Robert L. Frome	$1,250	—	—	—	—	—	$1,250

Robert M. Lundgren	$1,250	—	—	—	—	—	$1,250

It is possible that, after we successfully consummate a business combination with an entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer's responsibilities following a change in control. We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Our board of directors does not have a compensation committee and the entire board of directors performs the functions of a compensation committee.  No member of our board of directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of May 10, 2013 by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is 100 S.E. Second Street, Miami, Florida 33131.

	Shares Beneficially Owned
Name and Address	Number	Percent

Vector Group Ltd. (1) 100 S.E. Second Street, Suite 3200 Miami, FL 33131	1,012,655	53.3%
Robert L. Frome Olshan Grundman Frome Rosenzweig & Wolosky LLP 65 East 55th Street New York, NY 10022	232,067	12.2%
Michael Potter Monarch Capital Group LLC 500 Fifth Avenue, Suite 2240 New York, NY 10110	232,067	12.2%
J. Bryant Kirkland III 100 S.E. Second Street, Suite 3200 Miami, FL 33131	—	—
Deborah A. Fasanelli 100 S.E. Second Street, Suite 3200 Miami, FL 33131	—	—
Robert M. Lundgren 100 S.E. Second Street, Suite 3200 Miami, FL 33131
All Executive Officers and Directors as a group (4 persons)	232,067	12.2%

(1) J. Bryant Kirkland III, our Chairman, President, and CEO, serves as Vice President, Treasurer and Chief Financial Officer of Vector Group Ltd. ("Vector"); however, Mr. Kirkland has no investment authority or voting control over the securities owned by Vector. The other executive officers of Vector are Howard M. Lorber, President and Chief Executive Officer, Richard Lampen, Executive Vice President, Marc N. Bell, Vice President, Secretary and General Counsel, and Ronald J. Bernstein, the President of Vector's Liggett Group LLC subsidiary. The directors of Vector are Mr. Lorber, Bennett S. LeBow, Henry C. Beinstein, Stanley S. Arkin, Mr. Bernstein, Jeffrey S. Podell and Jean E. Sharpe.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following information summarizes transactions we have either engaged in for the past two fiscal years, or propose to engage in, involving our executive officers, directors, more than 5% shareholders, or immediate family members of these persons.  These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

We have utilized the mailing address of Vector, our principal shareholder since May 2011, at no cost. J. Bryant Kirkland III, a director and executive officer of ours since May 2011, serves as Vice President, Treasurer and Chief Financial Officer of Vector. Deborah A. Fasanelli, Secretary, Treasurer and CFO of ours since July 2012, serves as Controller of Vector. Neither Mr. Kirkland nor Ms. Fasanelli has investment authority or voting control over our securities owned by Vector.

During the years ended January 31, 2013 and 2012, Vector paid legal and professional fees on our behalf totaling $15,869 and $29,874, respectively. During the year ended January 31, 2012, Vector settled accounts payable on our behalf totaling $32,303, settled amounts due to convertible debt holders totaling $14,040, and forgave fees of $17,500. In April 2012, we agreed to enter into a credit facility agreement for all amounts paid by Vector on our behalf in excess of $17,500. The credit facility provides up to $200,000, as amended on December 17, 2012, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2015. On May 7, 2013, we and Vector entered into a second amendment to the credit facility increasing the amount that we may borrow thereunder from $200,000 to $250,000. The outstanding principal and interest balance due under the credit facility was $153,843 as of January 31, 2013.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP in 2013 and 2012 were pre-approved by the audit committee.
Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $19,000 and $34,500 for 2013 and 2012, respectively.
Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services in 2013 and 2012.
Tax Fees.  No fees were billed by Marcum LLP for tax fees in 2013 and 2012.
All Other Fees.  No fees were billed by Marcum LLP for other services in 2013 and 2012.

Pre-Approval Policies and Procedures
The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent registered certified public accounting firm. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent registered certified public accounting firm is engaged to perform it. The audit committee approved all services provided by Marcum LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Marcum LLP dated May 10, 2013, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.		Description

10.1		Amendment No. 2 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated May 7, 2013

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:	May 10, 2013	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Solutions II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 10, 2013.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert L. Frome	Director
Robert L. Frome

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOLUTIONS II, INC.
FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2013

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Multi Solutions II, Inc.

We have audited the accompanying consolidated balance sheets of Multi Solutions II, Inc. (a development stage company) (the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of operations and cash flows for the two years then ended and for the period from August 17, 2012 through January 31, 2013 and shareholders' deficiency for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi Solutions II, Inc. as of January 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the two years then ended and for the period from August 17, 2012 through January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Ft. Lauderdale Florida
May 10, 2013

Multi Solutions II, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	January 31, 2013	January 31, 2012

ASSETS

Current assets:
Cash	$5,273	$—
Total assets	$5,273	$—

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$3,770	$14,500
Total current liabilities	3,770	14,500

Due to shareholder	153,843	53,766

Total liabilities	157,613	68,266

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,898,727 shares issued and outstanding	1,899	1,899
Additional paid-in capital	8,418,685	8,418,685
Accumulated deficit	(8,529,007)	(8,488,850)
Deficit accumulated during the development stage	(43,917)	—
Total shareholders' deficiency	(152,340)	(68,266)
Total liabilities and shareholders' deficiency	$5,273	$—

See accompanying notes to consolidated financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Year Ended		Cumulative period from August 17, 2012 to January 31, 2013
	January 31, 2013	January 31, 2012

REVENUE	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	74,428	54,608	36,847
Total operating expenses	74,428	54,608	36,847

LOSS FROM OPERATIONS	(74,428)	(54,608)	(36,847)

OTHER EXPENSE
Interest expense	(9,646)	(2,739)	(7,070)
Total other expense	(9,646)	(2,739)	(7,070)

LOSS BEFORE TAXES	(84,074)	(57,347)	(43,917)

Income tax provision	—	—	—

NET LOSS	$(84,074)	$(57,347)	$(43,917)

Loss attributable to noncontrolling interest	—	8,333	—

NET LOSS ATTRIBUTABLE TO MULTI SOLUTIONS II, INC. AND COMMON SHAREHOLDERS	$(84,074)	$(49,014)	$(43,917)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,898,727	1,558,863

See accompanying notes to consolidated financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Deficiency

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Deficit Accumulated During the Development Stage
	Number	Amount					Total

Balances - January 31, 2011	421,939	$422	$8,266,338	$(8,514,754)	$(63,049)	$—	$(311,043)

Payment of professional fess by shareholder	—	—	17,500	—	—	—	17,500

Conversion of convertible debt into common stock	1,476,788	1,477	139,523	—	—	—	141,000

Forgiveness of accrued interest on convertible debt - Multi Solutions, Inc. II	—	—	44,759	—	—	—	44,759

Forgiveness of accrued interest on convertible debt - Multi Soft, Inc.	—	—	7,872	—	7,475	—	15,347

Deconsolidation of subsidiary	—	—	(57,307)	74,918	63,907	—	81,518

Net loss	—	—	—	(49,014)	(8,333)	—	(57,347)

Balances - January 31, 2012	1,898,727	1,899	8,418,685	(8,488,850)	—	—	(68,266)

Net loss	—	—	—	(40,157)	—	(43,917)	(84,074)

Balances - January 31, 2013	1,898,727	$1,899	$8,418,685	$(8,529,007)	$—	$(43,917)	$(152,340)

See accompanying notes to consolidated financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended		Cumulative period from August 17, 2012 to January 31, 2013
	January 31, 2013	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,074)	$(57,347)	$(43,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of professional fees by shareholder	15,869	29,874	—
Increase (decrease) in accounts payable and accrued expenses	13,478	24,730	(10,810)
Increase in accrued interest on convertible debt	—	2,743	—
Net cash used in operating activities	(54,727)	—	(54,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	60,000	—	60,000
Net cash provided by financing activities	60,000	—	60,000

NET CHANGE IN CASH	5,273	—	5,273

CASH AT BEGINNING OF PERIOD	—	—	—

CASH AT END OF PERIOD	$5,273	$—	$5,273

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Conversion of principal on convertible debt into common stock	$—	$141,000
Forgiveness of interest on convertible debt	$—	$60,106
Deconsolidation of subsidiary	$—	$81,518
Payment of accounts payable by shareholder	$14,500	$32,303
Payment of amount due to convertible debt holder by shareholder	$—	$14,040
Forgiveness of fees by shareholder	$—	$17,500

See accompanying notes to consolidated financial statements.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and, through May 25, 2011, its subsidiary, Multi Soft II, Inc. Prior to May 25, 2011, the Company owned 51.3% of the outstanding common stock of Multi Soft II, Inc. The portion of the Company's deficit and results of operations attributable to the holders of the remaining 48.7% of the common stock of Multi Soft II, Inc. is reported as attributable to non-controlling interests in the consolidated statements of operations. On May 25, 2011, the holders of convertible debt issued by the Company's subsidiary exercised their rights to convert these debentures into 959,663 shares of subsidiary common stock. As a result of the conversion, the Company holds 11.4% of the outstanding common stock of Multi Soft II, Inc. and no longer holds a controlling interest. The Company deconsolidated Mutli Soft II, Inc. as of May 25, 2011, and accordingly, the results of operations do not include activity for Multi Soft II, Inc. subsequent to May 25, 2011 and the accompanying consolidated balance sheets as of January 31, 2013 and January 31, 2012 do not include the assets or liabilities of Multi-Soft II, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

As a result of the deconsolidation of Multi Soft II, Inc., the Company recorded a charge to accumulated deficit of $74,918, consisting of the following:

Fair value of consideration received	$—
Fair value of retained non-controlling interest	—
Carrying value of the non-controlling interest in Multi Soft, Inc. in as of the change in control date	(63,917)
Less: Net deficit of Multi Soft, Inc. as of the change in control date	(138,835)
$74,918

Because Multi Soft II, Inc. had a net deficit, and the Company has no obligation to fund the losses of Multi Soft II, Inc., the carrying amount of the Company's non-controlling interest in Multi Soft II, Inc. is zero as of each balance sheet date presented.  Similarly, the Company determined that the fair value of its retained non-controlling interest in Multi Soft II, Inc. was zero.

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

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management's evaluation, the net deferred tax asset was offset by a full valuation allowance in all periods presented. The Company's deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

The Company classifies penalties and interest related to income taxes as income tax expense in the Consolidated Statements of Operations.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(H) Recently Issued Accounting Standards

Because the Company has been recently reorganized and has not yet transacted any business, the new accounting standards have no significant impact on the consolidated financial statements and related disclosures. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

NOTE 3.   DUE TO SHAREHOLDER

The Company's majority shareholder has incurred legal and professional fees on behalf of the Company, of which, $15,869 and $29,874 were incurred for the years ended January 31, 2013 and 2012, respectively. During the year ended January 31, 2012, the majority shareholder settled accounts payable on behalf of the Company totaling $32,303, settled amounts due to convertible debt holders totaling $14,040, and forgave fees of $17,500.

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 incurred by the majority shareholder on behalf of the Company. The credit facility provides up to $200,000, as amended on December 17, 2012, of financing to the Company for working capital purposes. On May 7, 2013, the Company entered into an amendment to the credit facility increasing the amount that the Company may borrow thereunder from $200,000 to $250,000. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2015. Principal and interest outstanding under the credit facility totaled $153,843 and $53,766 as of January 31, 2013 and January 31, 2012, respectively.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INCOME TAXES

The provision for income taxes consists of the following:

	Year ended January 31,
	2013	2012
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(27,156)	(18,523)
State	(4,204)	(2,867)
Change in valuation allowance	31,360	21,390
	$—	$—

The Company’s income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	Year ended January 31,
	2013	2012

Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2013	2012

Net operating loss	$3,232,483	$3,201,123
Gross deferred tax assets:	3,232,483	3,201,123
Less: valuation allowance	(3,232,483)	(3,201,123)
Net deferred tax asset	$—	$—

As of January 31, 2013 the Company had net operating loss carryforwards of approximately $8,573,000 which may be used to offset future taxable income and expire through the year 2033.  Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the years ended January 31, 2013 and 2012, aside for the transactions detailed in Note 3. Due to Shareholder.