Form 10-K
period 2014-01-31
MULTI SOLUTIONS II, INC
filed 2014-04-24
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

MULTI SOLUTIONS II, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Florida	000-12162	22-2418056
(State or other jurisdiction of incorporation incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

4400 Biscayne Boulevard, 10th Floor, Miami, Florida (Address of principal executive offices)	33137 (Zip Code)
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

At April 1, 2014, Multi Solutions II, Inc. had 1,898,727 shares of common stock outstanding.
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

Additionally, the discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes.

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

In April and May 2005, we and Multi Soft entered into purchase agreements with several investors pursuant to which the investors purchased $105,000 principal amount of our 6% convertible debentures due May 1, 2006 and $36,000 principal amount of Multi Soft's 6% convertible debentures due May 1, 2006 (collectively, the "Debentures"). The Debentures were convertible into an aggregate of 1,476,788 shares of our common stock (73,839,393 shares pre-

split), and 959,663 shares of common stock of Multi Soft (47,983,170 shares pre-split). The proceeds from the sale of the Debentures were used to satisfy certain liabilities of ours and Multi Soft.

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

There is a risk that we will be unable to consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since 2005. While we have no significant assets or financial resources, in April 2012 we issued an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $150,000, which was later amended to increase the available amount to $300,000, which we believe provides us with access to capital sufficient until we consummate a merger or other business combination. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

Additional risks may exist since we may assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and our shareholders may be unable to sell their common stock or any attempted sale of such common stock may have the effect of lowering the market price, which could result in a partial or complete loss of their investment.

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

None.

ITEM 2.    PROPERTIES.

We have no property and do not currently maintain an office or any other facilities. We maintain a mailing address at 4400 Biscayne Boulevard, 10th Floor, Miami, Florida 33137, which is the business address of our principal shareholder, Vector Group Ltd., and our President, Mr. Kirkland. We pay no rent for the use of this mailing address. Vector, at no cost to us, provides us with the use of office equipment and administrative services as necessary to conduct our business activities, including the implementation of our business plan. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

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

Holders

We have approximately 720 shareholders of record of our common stock as of April 1, 2014.

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

Results of Operations

Comparison of Years Ended January 31, 2014 and 2013

Revenues. We did not generate revenues for the years ended January 31, 2014 and 2013, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2014 and 2013 were $61,738 and $74,428, respectively. During the years ended January 31, 2014 and 2013, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $19,837 and $9,646 for the years ended January 31, 2014 and 2013, respectively. The other expense for the years ended January 31, 2014 and 2013 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the years ended January 31, 2014 and 2013 was $81,575 and $84,074, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2014, we had a cash balance of $9,763, total liabilities of $243,678 and a positive working capital balance of $4,765.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $300,000, as amended on November 22, 2013. The outstanding principal and interest balance due under the credit facility was $238,680 as of January 31, 2014. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2014, net cash and cash equivalents increased by $4,490. Net cash used in operations was $60,510. For the year ended January 31, 2014, no cash was provided by investing activities, and cash provided by financing activities was $65,000.

For the year ended January 31, 2013, net cash and cash equivalents increased by $5,273. Net cash used in operations was $54,727. For the year ended January 31, 2013, no cash was provided by investing activities, and cash provided by financing activities was $60,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $300,000, as amended on November 22, 2013. The outstanding principal and interest balance due under the credit facility was $238,680 as of January 31, 2014.

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

As of January 31, 2014, we have net operating loss carryforwards of approximately $8,654,000. The carryforwards expire through the year 2034. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated April 23, 2014, are set forth beginning on page F-1 of this annual report.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2014.
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

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	48	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	47	Secretary, Treasurer and CFO
Robert L. Frome (1)	69	Director
Robert M. Lundgren (1)	55	Director
(1) Member of the audit committee

J. Bryant Kirkland III has served as our Chairman, President and Chief Executive Officer since July 2012. From May 2011 until July 2012 he was our Secretary, Treasurer, Chief Financial Officer and a director. Mr. Kirkland has been the Chairman, President and Chief Executive Officer of Multi Soft II, Inc. since July 2012, and he was the Secretary, Treasurer, Chief Financial Officer and a director of Multi Soft II, Inc. from May 2011 until July 2012. Mr. Kirkland has served as a Vice President of our majority shareholder, Vector, since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. From July 1992 to December 2005, Mr. Kirkland served in various financial capacities with Vector, New Valley Corporation, the predecessor to New Valley LLC, and Liggett Group LLC, a subsidiary of Vector. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. from June 2001 to October 2002. Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer of SG Blocks Inc. from January 1998 to November 2011 and as a director of SG Blocks Inc. since November 1998. Mr. Kirkland is licensed as a Certified Public Accountant in the states of Florida, New York, and North Carolina. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and a Masters of Business Administration from Barry University. Mr. Kirkland's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and the knowledge and experience he has attained through his service as an executive officer and a director of publicly-traded corporations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2014, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2014, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

Effective as of August 8, 2012, we pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Bryant Kirkland III	$2,500	—	—	—	—	—	$2,500

Robert L. Frome	$2,500	—	—	—	—	—	$2,500

Robert M. Lundgren	$2,500	—	—	—	—	—	$2,500

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

The following table sets forth the number of shares of common stock beneficially owned as of April 1, 2014 by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is 4400 Biscayne Boulevard, Miami, Florida 33137.

	Shares Beneficially Owned
Name and Address	Number	Percent

Vector Group Ltd. (1) 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	1,012,655	53.3%
Robert L. Frome Olshan Grundman Frome Rosenzweig & Wolosky LLP 65 East 55th Street New York, NY 10022	232,067	12.2%
Michael Potter Monarch Capital Group LLC 500 Fifth Avenue, Suite 2240 New York, NY 10110	232,067	12.2%
J. Bryant Kirkland III 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Deborah A. Fasanelli 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Robert M. Lundgren 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137
All Executive Officers and Directors as a group (4 persons)	232,067	12.2%

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

During the years ended January 31, 2013, Vector paid legal and professional fees on our behalf totaling $15,869. In April 2012, we agreed to enter into a credit facility agreement for all amounts paid by Vector on our behalf in excess of $17,500. The credit facility provides up to $300,000 as amended on November 22, 2013, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2015. The outstanding principal and interest balance due under the credit facility was $238,680 as of January 31, 2014.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP in 2014 and 2013 were pre-approved by the audit committee.
Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $16,000 and $19,000 for 2014 and 2013, respectively.
Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services in 2014 and 2013.
Tax Fees.  No fees were billed by Marcum LLP for tax fees in 2014 and 2013.
All Other Fees.  No fees were billed by Marcum LLP for other services in 2014 and 2013.

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
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated April 23, 2014, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.		Description

*10.1
Amendment No. 3 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated November 22, 2013 (incorporated by reference to Exhibit 10.1 in Multi Solutions' Form 10-Q for the quarter ended October 31, 2013).

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

*		Incorporated by reference
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

Dated:	April 23, 2014	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Solutions II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 23, 2014.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert L. Frome	Director
Robert L. Frome

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOLUTIONS II, INC.
FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2014

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Multi Solutions II, Inc.

We have audited the accompanying balance sheets of Multi Solutions II, Inc. (a development stage company) (the “Company”) as of January 31, 2014 and 2013, and the related statements of operations and cash flows for the years then ended and for the period from August 17, 2012 through January 31, 2014 and shareholders’ deficiency for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions II, Inc. as of January 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and for the period from August 17, 2012 through January 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Ft. Lauderdale Florida
April 23, 2014

Multi Solutions II, Inc.
(A Development Stage Company)
Balance Sheets

	January 31, 2014	January 31, 2013

ASSETS

Current assets:
Cash	$9,763	$5,273
Total assets	$9,763	$5,273

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$4,998	$3,770
Total current liabilities	4,998	3,770

Due to shareholder	238,680	153,843

Total liabilities	243,678	157,613

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 and 1,898,727 shares issued and outstanding	1,900	1,899
Additional paid-in capital	8,418,684	8,418,685
Accumulated deficit	(8,529,007)	(8,529,007)
Deficit accumulated during the development stage	(125,492)	(43,917)
Total shareholders' deficiency	(233,915)	(152,340)
Total liabilities and shareholders' deficiency	$9,763	$5,273

See accompanying notes to financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended		Cumulative period from August 17, 2012 to January 31, 2014
	January 31, 2014	January 31, 2013

REVENUE	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	61,738	74,428	98,585
Total operating expenses	61,738	74,428	98,585

LOSS FROM OPERATIONS	(61,738)	(74,428)	(98,585)

OTHER EXPENSE
Interest expense	(19,837)	(9,646)	(26,907)
Total other expense	(19,837)	(9,646)	(26,907)

LOSS BEFORE TAXES	(81,575)	(84,074)	(125,492)

Income tax provision	—	—	—

NET LOSS	$(81,575)	$(84,074)	$(125,492)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,368	1,898,727

See accompanying notes to financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Statement of Shareholders' Deficiency

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated During the Development Stage
	Number	Amount				Total

Balances - January 31, 2012	1,898,727	$1,899	$8,418,685	$(8,488,850)	$—	$(68,266)

Net loss	—	—	—	(40,157)	(43,917)	(84,074)

Balances - January 31, 2013	1,898,727	1,899	8,418,685	(8,529,007)	(43,917)	(152,340)

Net loss	—	—	—	—	(81,575)	(81,575)

Adjustments to outstanding shares per stock transfer amount	848	1	(1)	—	—	—

Balances - January 31, 2014	1,899,575	$1,900	$8,418,684	$(8,529,007)	$(125,492)	$(233,915)

See accompanying notes to financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended		Cumulative period from August 17, 2012 to January 31, 2014
	January 31, 2014	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,575)	$(84,074)	$(125,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of professional fees by shareholder	—	15,869	—
Increase in accounts payable and accrued expenses	21,065	13,478	10,255
Net cash used in operating activities	(60,510)	(54,727)	(115,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	65,000	60,000	125,000
Net cash provided by financing activities	65,000	60,000	125,000

NET CHANGE IN CASH	4,490	5,273	9,763

CASH AT BEGINNING OF PERIOD	5,273	—	—

CASH AT END OF PERIOD	$9,763	$5,273	$9,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Payment of accounts payable by shareholder	$—	$14,500

See accompanying notes to financial statements.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Since August 17, 2012, the Company's business purpose is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings. The Company's search for a business opportunity will not be limited to any particular geographical area or industry, including both domestic and international companies.

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
NOTES TO FINANCIAL STATEMENTS

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

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes". It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.

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

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

The Company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.

(G) Recently Issued Accounting Standards

Because the Company has been recently reorganized and has not yet transacted any business, the new accounting standards have no significant impact on the financial statements and related disclosures. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2.   DUE TO SHAREHOLDER

The Company's majority shareholder has incurred legal and professional fees on behalf of the Company, of which, $15,869 were incurred for the year ended January 31, 2013.

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 incurred by the majority shareholder on behalf of the Company. The credit facility provides up to $300,000, as amended on November 22, 2013, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2015. Principal and interest outstanding under the credit facility totaled $238,680 and $153,843 as of January 31, 2014 and January 31, 2013, respectively.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The provision for income taxes consists of the following:

	Year ended January 31,
	2014	2013
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(26,349)	(27,156)
State	(4,079)	(4,204)
Change in valuation allowance	30,428	31,360
	$—	$—

The Company’s income tax rate computed at the statutory federal rate of 34% differs from its effective tax rate primarily due to permanent items, state taxes and the change in the deferred tax asset valuation allowance.

	Year ended January 31,
	2014	2013

Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2014	2013

Net operating loss	$3,262,911	$3,232,483
Gross deferred tax assets:	3,262,911	3,232,483
Less: valuation allowance	(3,262,911)	(3,232,483)
Net deferred tax asset	$—	$—

As of January 31, 2014 the Company had net operating loss carryforwards of approximately $8,654,000 which may be used to offset future taxable income and expire through the year 2034.  Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4. RELATED PARTY TRANSACTIONS

The Company had no related party transactions for the years ended January 31, 2014 and 2013, aside for the transactions detailed in Note 2. Due to Shareholder.