Form 10-Q
period 2014-07-31
MULTI SOLUTIONS II, INC
filed 2014-08-29
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2014

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

At August 29, 2014, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.
______________________________________________________________________________

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

TABLE OF CONTENTS

		Pages
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheets as of July 31, 2014 and January 31, 2014	3

	Condensed Statements of Operations for the three and six months ended July 31, 2014 and 2013, and for the cumulative period from August 17, 2012 to July 31, 2014	4

	Condensed Statement of Shareholders' Deficiency for the six months ended July 31, 2014	5

	Condensed Statements of Cash Flows for the six months ended July 31, 2014 and 2013, and for the cumulative period from August 17, 2012 to July 31, 2014	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	July 31, 2014	January 31, 2014

ASSETS

Current assets:
Cash	$3,965	$9,763
Total assets	$3,965	$9,763

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$6,999	$4,998
Total current liabilities	6,999	4,998

Due to shareholder	276,182	238,680

Total liabilities	283,181	243,678

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(8,529,007)	(8,529,007)
Deficit accumulated during the development stage	(170,793)	(125,492)
Total shareholders' deficiency	(279,216)	(233,915)
Total liabilities and shareholders' deficiency	$3,965	$9,763

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative period from August 17, 2012 to July 31, 2014
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	18,871	21,576	32,799	38,176	131,384
Total operating expenses	18,871	21,576	32,799	38,176	131,384

LOSS FROM OPERATIONS	(18,871)	(21,576)	(32,799)	(38,176)	(131,384)

OTHER EXPENSE
Interest expense	(6,584)	(4,621)	(12,502)	(8,542)	(39,409)
Total other expense	(6,584)	(4,621)	(12,502)	(8,542)	(39,409)

LOSS BEFORE TAXES	(25,455)	(26,197)	(45,301)	(46,718)	(170,793)

Income tax provision	—	—	—	—	—

NET LOSS	$(25,455)	$(26,197)	$(45,301)	$(46,718)	$(170,793)

NET LOSS ATTRIBUTABLE TO MULTI SOLUTIONS II, INC. AND COMMON SHAREHOLDERS	$(25,455)	$(26,197)	$(45,301)	$(46,718)	$(170,793)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,565	1,899,575	1,899,158

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Statement of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During the Development Stage
	Number	Amount	Capital	Deficit		Total

Balances - January 31, 2014	1,899,575	$1,900	$8,418,684	$(8,529,007)	$(125,492)	$(233,915)

Net loss	—	—	—	—	(45,301)	(45,301)

Balances - July 31, 2014	1,899,575	$1,900	$8,418,684	$(8,529,007)	$(170,793)	$(279,216)

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended		Cumulative period from August 17, 2012 to July 31, 2014
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,301)	$(46,718)	$(170,793)
Adjustments to reconcile net loss to net cash from operating activities:
Increase in accounts payable and accrued expenses	14,503	19,002	24,758
Net cash used in operating activities	(30,798)	(27,716)	(146,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	25,000	40,000	150,000
Net cash provided by financing activities	25,000	40,000	150,000

NET CHANGE IN CASH	(5,798)	12,284	3,965

CASH AT BEGINNING OF PERIOD	9,763	5,273	—

CASH AT END OF PERIOD	$3,965	$17,557	$3,965

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

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

The unaudited interim condensed financial statements of the Company as of July 31, 2014 and for the three and six months ended July 31, 2014 and 2013 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at July 31, 2014 and the results of its operations and its cash flows for the three and six months ended July 31, 2014 and 2013. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

(F) Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board issued amendments to the accounting guidance for development stage entities (Accounting Standards Update No. 2014-10), which amends the presentation and disclosure requirements for development stage entities. ASU 2014-10 will be effective for the Company on February 1, 2015. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standards on its financial statements.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 2.   DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 incurred by the majority shareholder on behalf of the Company. The credit facility provides up to $300,000, as amended on November 22, 2013, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2015. Principal and interest outstanding under the credit facility totaled $276,182 and $238,680 as of July 31, 2014 and January 31, 2014, respectively.

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

Results of Operations

Comparison of Three Months Ended July 31, 2014 and 2013

Revenues. We did not generate revenues for the three months ended July 31, 2014 and 2013, respectively.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2014 and 2013 were $18,871 and $21,576, respectively. During the three months ended July 31, 2014 and 2013, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $6,584 and $4,621 for the three months ended July 31, 2014 and 2013, respectively. Other expense for the three months ended July 31, 2014 and 2013 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended July 31, 2014 and 2013 was $25,455 and $26,197, respectively.

Comparison of Six Months Ended July 31, 2014 and 2013

Revenues. We did not generate revenues for the six months ended July 31, 2014 and 2013, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2014 and 2013 were $32,799 and $38,176, respectively. During the six months ended July 31, 2014 and 2013, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $12,502 and $8,542 for the six months ended July 31, 2014 and 2013, respectively. Other expense for the six months ended July 31, 2014 and 2013 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the six months ended July 31, 2014 and 2013 was $45,301 and $46,718, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of July 31, 2014, we had a cash balance of $3,965, total liabilities of $283,181 and a negative working capital balance of approximately $3,000.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $300,000, as amended on November 22, 2013, and the outstanding principal and interest balance owed to Vector as of July 31, 2014 was $276,182. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)

Discussion of Cash Flows

For the six months ended July 31, 2014, net cash and cash equivalents decreased by $5,798. Net cash used in operations was $30,798. For the six months ended July 31, 2014, no cash was provided by investing activities, while $25,000 was provided by financing activities.

For the six months ended July 31, 2013, net cash and cash equivalents increased by $12,284. Net cash used in operations was $27,716. For the six months ended July 31, 2013, no cash was provided by investing activities, while $40,000 was provided by financing activities.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $300,000, as amended on November 22, 2013 which had an outstanding principal and interest balance of $276,182 as of July 31, 2014.

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

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)

since we have determined that it is more likely than not that we may not be able to realize our deferred tax asset in the future.

As of July 31, 2014, we have net operating loss carryforwards of approximately $8,700,000. The carryforwards expire through the year 2034. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

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

Dated:	August 29, 2014	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer