Form 10-Q
period 2014-10-31
MULTI SOLUTIONS II, INC
filed 2014-12-15
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2014

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

At December 15, 2014, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.
______________________________________________________________________________

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

TABLE OF CONTENTS

		Pages
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheets as of October 31, 2014 and January 31, 2014	3

	Condensed Statements of Operations for the three and nine months ended October 31, 2014 and 2013, and for the cumulative period from August 17, 2012 to October 31, 2014	4

	Condensed Statement of Shareholders' Deficiency for the nine months ended October 31, 2014	5

	Condensed Statements of Cash Flows for the nine months ended October 31, 2014 and 2013, and for the cumulative period from August 17, 2012 to October 31, 2014	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	October 31, 2014	January 31, 2014

ASSETS

Current assets:
Cash	$32,695	$9,763
Total assets	$32,695	$9,763

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$6,500	$4,998
Total current liabilities	6,500	4,998

Due to shareholder	318,674	238,680

Total liabilities	325,174	243,678

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(8,529,007)	(8,529,007)
Deficit accumulated during the development stage	(184,056)	(125,492)
Total shareholders' deficiency	(292,479)	(233,915)
Total liabilities and shareholders' deficiency	$32,695	$9,763

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative period from August 17, 2012 to October 31, 2014
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	5,771	12,208	38,570	50,384	137,155
Total operating expenses	5,771	12,208	38,570	50,384	137,155

LOSS FROM OPERATIONS	(5,771)	(12,208)	(38,570)	(50,384)	(137,155)

OTHER EXPENSE
Interest expense	(7,492)	(5,414)	(19,994)	(13,956)	(46,901)
Total other expense	(7,492)	(5,414)	(19,994)	(13,956)	(46,901)

LOSS BEFORE TAXES	(13,263)	(17,622)	(58,564)	(64,340)	(184,056)

Income tax provision	—	—	—	—	—

NET LOSS	$(13,263)	$(17,622)	$(58,564)	$(64,340)	$(184,056)

NET LOSS ATTRIBUTABLE TO MULTI SOLUTIONS II, INC. AND COMMON SHAREHOLDERS	$(13,263)	$(17,622)	$(58,564)	$(64,340)	$(184,056)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575	1,899,575	1,899,298

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Statement of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Deficit Accumulated During the Development Stage
	Number	Amount	Capital	Deficit		Total

Balances - January 31, 2014	1,899,575	$1,900	$8,418,684	$(8,529,007)	$(125,492)	$(233,915)

Net loss	—	—	—	—	(58,564)	(58,564)

Balances - October 31, 2014	1,899,575	$1,900	$8,418,684	$(8,529,007)	$(184,056)	$(292,479)

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended		Cumulative period from August 17, 2012 to October 31, 2014
	October 31, 2014	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,564)	$(64,340)	$(184,056)
Adjustments to reconcile net loss to net cash from operating activities:
Increase in accounts payable and accrued expenses	21,496	15,185	31,751
Net cash used in operating activities	(37,068)	(49,155)	(152,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	60,000	65,000	185,000
Net cash provided by financing activities	60,000	65,000	185,000

NET CHANGE IN CASH	22,932	15,845	32,695

CASH AT BEGINNING OF PERIOD	9,763	5,273	—

CASH AT END OF PERIOD	$32,695	$21,118	$32,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

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

The unaudited interim condensed financial statements of the Company as of October 31, 2014 and for the three and nine months ended October 31, 2014 and 2013 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at October 31, 2014 and the results of its operations and its cash flows for the three and nine months ended October 31, 2014 and 2013. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

In August 2014, the FASB issued ASU 2014-15, “ Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

The Company is currently evaluating the impact of adopting the new standards on its financial statements.

NOTE 2.   DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 incurred by the majority shareholder on behalf of the Company. The credit facility provides up to $350,000, as amended on December 15, 2014, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2017, as amended on December 15, 2014. Principal and interest outstanding under the credit facility totaled $318,674 and $238,680 as of October 31, 2014 and January 31, 2014, respectively.

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

We have positive working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $350,000, as amended on December 15, 2014, which we believe provides us with access to sufficient capital for the next twelve months. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

Results of Operations

Comparison of Three Months Ended October 31, 2014 and 2013

Revenues. We did not generate revenues for the three months ended October 31, 2014 and 2013, respectively.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)

General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2014 and 2013 were $5,771 and $12,208, respectively. During the three months ended October 31, 2014 and 2013, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $7,492 and $5,414 for the three months ended October 31, 2014 and 2013, respectively. Other expense for the three months ended October 31, 2014 and 2013 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended October 31, 2014 and 2013 was $13,263 and $17,622, respectively.

Comparison of Nine Months Ended October 31, 2014 and 2013

Revenues. We did not generate revenues for the nine months ended October 31, 2014 and 2013, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2014 and 2013 were $38,570 and $50,384, respectively. During the nine months ended October 31, 2014 and 2013, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $19,994 and $13,956 for the nine months ended October 31, 2014 and 2013, respectively. Other expense for the nine months ended October 31, 2014 and 2013 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the nine months ended October 31, 2014 and 2013 was $58,564 and $64,340, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of October 31, 2014, we had a cash balance of $32,695, total liabilities of $325,174 and a positive working capital balance of approximately $26,200.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $350,000, as amended on December 15, 2014, and the outstanding principal and interest balance owed to Vector as of October 31, 2014 was $318,674. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)

Discussion of Cash Flows

For the nine months ended October 31, 2014, net cash and cash equivalents increased by $22,932. Net cash used in operations was $37,068. For the nine months ended October 31, 2014, no cash was provided by investing activities, while $60,000 was provided by financing activities.

For the nine months ended October 31, 2013, net cash and cash equivalents increased by $15,845. Net cash used in operations was $49,155. For the nine months ended October 31, 2013, no cash was provided by investing activities, while $65,000 was provided by financing activities.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $350,000, as amended on December 15, 2014 which had an outstanding principal and interest balance of $318,674 as of October 31, 2014.

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

While our significant accounting policies are described in more detail in Note 1 to our condensed financial statements included in the annual report on Form 10-K, we believe the policies discussed below are the most critical to understanding our condensed financial position and results of operations.

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

As of October 31, 2014, we have net operating loss carryforwards of approximately $8,713,000. The carryforwards expire through the year 2034. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

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

MULTI SOLUTIONS II, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings of which we or any of our property is the subject as of the date of this filing.

ITEM 6.    EXHIBITS

No.		Description

10.1		Amendment No. 4 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group, Ltd. dated December 15, 2014.

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:	December 15, 2014	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer