Form 10-K
period 2015-01-31
MULTI SOLUTIONS II, INC
filed 2015-05-01
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes ☐ No

At May 1, 2015, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.
____________________________________________________________________
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

In addition, certain conflicts of interest exist or may develop between us and our officers and directors. Our members of management have other business interests to which they currently devote attention, which include their primary employment and management of another shell reporting company, Multi Soft (See "Item 10. Directors, Executive Officers and Corporate Governance” below.) They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. In order to minimize potential conflicts of interest which may arise because our directors and officers also serve as the directors and officers of Multi Soft each of our officers and directors has entered into an agreement with us and Multi Soft whereby they have each agreed that Multi Soft shall not analyze or consider any possible business combination opportunities until we have agreed to consummate a business combination.

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

There is a risk that we will be unable to consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since 2005. While we have no significant assets or financial resources, in April 2012 we issued an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $150,000, which was later amended to increase the available amount to $350,000, which we believe provides us with access to capital sufficient until we consummate a merger or other business combination. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

MULTI SOLUTIONS II, INC.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

In April 2013, our common stock was approved for quotation on the OTC Bulletin Board under the symbol MUSS, however no established public trading market exists.

Holders

We have approximately 718 shareholders of record of our common stock as of April 23, 2015.

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

We have minimal working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $350,000, as amended on December 15, 2014, which we believe provides us with access to capital sufficient until we consummate a merger or other business combination. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

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

Results of Operations

Comparison of Years Ended January 31, 2015 and 2014

Revenues. We did not generate revenues for the years ended January 31, 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2015 and 2014 were $52,733 and $61,738, respectively. During the years ended January 31, 2015 and 2014, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $27,562 and $19,837 for the years ended January 31, 2015 and 2014, respectively. The other expense for the years ended January 31, 2015 and 2014 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the years ended January 31, 2015 and 2014 was $80,295 and $81,575, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2015, we had a cash balance of $27,032, total liabilities of $341,242 and a positive working capital balance of $12,032.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $350,000, as amended on December 15, 2014. The outstanding principal and interest balance due under the credit facility was $326,242 as of January 31, 2015, including accrued interest of $57,045. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2015, net cash and cash equivalents increased by $17,269. Net cash used in operations was $42,731. For the year ended January 31, 2015, no cash was provided by investing activities, and cash provided by financing activities was $60,000.

For the year ended January 31, 2014, net cash and cash equivalents increased by $4,490. Net cash used in operations was $60,510. For the year ended January 31, 2014, no cash was provided by investing activities, and cash provided by financing activities was $65,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $350,000, as amended on December 15, 2014. The outstanding principal and interest balance due under the credit facility was $326,242 as of January 31, 2015.

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

As of January 31, 2015, we have net operating loss carryforwards of approximately $8,735,000. The carryforwards expire through the year 2035. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated May 1, 2015, are set forth beginning on page F-1 of this annual report.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2015.
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

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	49	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	48	Secretary, Treasurer and CFO
Robert L. Frome (1)	70	Director
Robert M. Lundgren (1)	56	Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2015, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2015, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

Effective as of August 8, 2012, we pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2015.

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

The following table sets forth the number of shares of common stock beneficially owned as of April 1, 2015 by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

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

In April 2012, we agreed to enter into a credit facility agreement for all amounts paid by Vector on our behalf in excess of $17,500. The credit facility provides up to $350,000 as amended on December 15, 2014, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2017. The outstanding principal and interest balance due under the credit facility was $326,242 as of January 31, 2015.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP during the years ended January 31, 2015 and January 31, 2014 were pre-approved by the audit committee.
Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $16,000 and $16,000 for 2015 and 2014, respectively.
Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services during the years ended January 31, 2015 and January 31, 2014.
Tax Fees.  No fees were billed by Marcum LLP for tax fees during the years ended January 31, 2015 and January 31, 2014.
All Other Fees.  No fees were billed by Marcum LLP for other services during the years ended January 31, 2015 and January 31, 2014.

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
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated May 1, 2015, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.		Description

*10.1
Amendment No. 4 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated December 15, 2014 (incorporated by reference to Exhibit 10.1 in Multi Solutions' Form 10-Q for the quarter ended October 31, 2014).

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

Dated:	May 1, 2015	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Solutions II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 1, 2015.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert L. Frome	Director
Robert L. Frome

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOLUTIONS II, INC.
FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2015

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Multi Solutions II, Inc.

We have audited the accompanying balance sheets of Multi Solutions II, Inc. (the “Company”) as of January 31, 2015 and 2014, and the related statements of operations, shareholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions II, Inc. as of January 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Ft. Lauderdale Florida
May 1, 2015

Multi Solutions II, Inc.
Balance Sheets

	January 31, 2015	January 31, 2014

ASSETS

Current assets:
Cash	$27,032	$9,763
Total assets	$27,032	$9,763

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$15,000	$4,998
Total current liabilities	15,000	4,998

Due to shareholder	326,242	238,680

Total liabilities	341,242	243,678

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(8,734,794)	(8,654,499)
Total shareholders' deficiency	(314,210)	(233,915)
Total liabilities and shareholders' deficiency	$27,032	$9,763

See accompanying notes to financial statements.

Multi Solutions II, Inc.
Statements of Operations

	Year Ended
	January 31, 2015	January 31, 2014

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	52,733	61,738
Total operating expenses	52,733	61,738

LOSS FROM OPERATIONS	(52,733)	(61,738)

OTHER EXPENSE
Interest expense	(27,562)	(19,837)
Total other expense	(27,562)	(19,837)

LOSS BEFORE TAXES	(80,295)	(81,575)

Income tax provision	—	—

NET LOSS	$(80,295)	$(81,575)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,368

See accompanying notes to financial statements.

Multi Solutions II, Inc.
Statement of Shareholders' Deficiency

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Number	Amount			Total

Balances - January 31, 2013	1,898,727	$1,899	$8,418,685	$(8,572,924)	$(152,340)

Adjustment to outstanding shares per stock transfer amount	848	1	(1)	—	—

Net loss	—	—	—	(81,575)	(81,575)

Balances - January 31, 2014	1,899,575	1,900	8,418,684	(8,654,499)	(233,915)

Net loss	—	—	—	(80,295)	(80,295)

Balances - January 31, 2015	1,899,575	$1,900	$8,418,684	$(8,734,794)	$(314,210)

See accompanying notes to financial statements.

Multi Solutions II, Inc.
Statements of Cash Flows

	Year Ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,295)	$(81,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	37,564	21,065
Net cash used in operating activities	(42,731)	(60,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	60,000	65,000
Net cash provided by financing activities	60,000	65,000

NET INCREASE IN CASH	17,269	4,490

CASH AT BEGINNING OF YEAR	9,763	5,273

CASH AT END OF YEAR	$27,032	$9,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

MULTI SOLUTIONS II, INC.
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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations.

(B) Financial Instruments

The carrying amounts of cash, accounts payable and accrued expenses approximate their fair values due to their short term nature and that they are receivable or payable upon demand. However, considerable judgment is involved in making fair value determinations and current estimates of fair value may differ significantly from amounts presented herein.

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

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS

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

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS

(G) Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board issued amendments to the accounting guidance for development stage entities (Accounting Standards Update No. 2014-10), which amends the presentation and disclosure requirements for development stage entities. The Company has adopted the guidance effective as of January 31, 2015. For the period ended January 31, 2015, the Company adopted Accounting Standards Update No. 2014-10 which amends the presentation and disclosure requirements for development stage entities. Therefore, for the period ending January 31, 2015 the results of Development Stage operations were removed from the Company's financial statements.

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

Aside from the above mentioned accounting standards, the Company has evaluated all of the recently issued accounting standards and has determined that they have no impact on the Company's financial statements.

NOTE 2.   DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 paid by the majority shareholder on behalf of the Company. The credit facility provides up to $350,000 of principal, as amended on December 15, 2014, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2017. Principal and interest outstanding under the credit facility totaled $326,242 and $238,680, including accrued interest of $57,045 and $29,483, as of January 31, 2015 and January 31, 2014, respectively.

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The provision for income taxes consists of the following:

	Year ended January 31,
	2015	2014
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(25,935)	(26,349)
State	(4,015)	(4,079)
Change in valuation allowance	29,950	30,428
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Year ended January 31,
	2015	2014

Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2015	2014

Net operating loss	$3,292,861	$3,262,911
Gross deferred tax assets:	3,292,861	3,262,911
Less: valuation allowance	(3,292,861)	(3,262,911)
Net deferred tax asset	$—	$—

As of January 31, 2015 the Company had net operating loss carryforwards of approximately $8,735,000 which may be used to offset future taxable income and expire through the year 2035.  Pursuant to Code Sec.382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited.