Form 10-Q
period 2015-04-30
MULTI SOLUTIONS II, INC
filed 2015-06-03
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2015

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

At June 3, 2015, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.
______________________________________________________________________________

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets
(Unaudited)

	April 30, 2015	January 31, 2015

ASSETS

Current assets:
Cash	$23,157	$27,032
Total assets	$23,157	$27,032

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$18,000	$15,000
Total current liabilities	18,000	15,000

Due to shareholder	333,563	326,242

Total liabilities	351,563	341,242

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(8,748,990)	(8,734,794)
Total shareholders' deficiency	(328,406)	(314,210)
Total liabilities and shareholders' deficiency	$23,157	$27,032

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	April 30, 2015	April 30, 2014

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	6,875	13,928
Total operating expenses	6,875	13,928

LOSS FROM OPERATIONS	(6,875)	(13,928)

OTHER EXPENSE
Interest expense	(7,321)	(5,918)
Total other expense	(7,321)	(5,918)

LOSS BEFORE TAXES	(14,196)	(19,846)

Income tax provision	—	—

NET LOSS	$(14,196)	$(19,846)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
Condensed Statement of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - January 31, 2015	1,899,575	$1,900	$8,418,684	$(8,734,794)	$(314,210)

Net loss	—	—	—	(14,196)	(14,196)

Balances - April 30, 2015	1,899,575	$1,900	$8,418,684	$(8,748,990)	$(328,406)

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,196)	$(19,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	10,321	5,088
Net cash used in operating activities	(3,875)	(14,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	25,000
Net cash provided by financing activities	—	25,000

NET CHANGE IN CASH	(3,875)	10,242

CASH AT BEGINNING OF PERIOD	27,032	9,763

CASH AT END OF PERIOD	$23,157	$20,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to condensed financial statements.

MULTI SOLUTIONS II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Multi Solutions II, Inc.'s (the "Company") business purpose is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings. The Company's search for a business opportunity will not be limited to any particular geographical area or industry, including both domestic and international companies.

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment. Although the Company has no present commitment from any such parties to provide funding aside from a credit facility agreement (the "Credit Facility") with its majority shareholder, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations.

The unaudited interim condensed financial statements of the Company as of April 30, 2015 and for the three months ended April 30, 2015 and 2014 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at April 30, 2015 and the results of its operations and its cash flows for the three months ended April 30, 2015 and 2014. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2015 filed with the Securities and Exchange Commission.

(B) Financial Instruments

The carrying amounts of cash, accounts payable, and accrued expenses approximate their fair values due to their short term nature and that they are receivable or payable upon demand.

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

MULTI SOLUTIONS II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

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

NOTE 2.   DUE TO SHAREHOLDER

In April 2012, the Company executed the Credit Facility with its majority shareholder providing for the repayment of all costs in excess of $17,500 paid by the majority shareholder on behalf of the Company. The Credit Facility provides up to $450,000, as amended on June 3, 2015, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2018, as amended on June 3, 2015. Principal and interest outstanding under the credit facility totaled $333,563 and $326,242, including accrued interest of $64,366 and $57,045, as of April 30, 2015 and January 31, 2015, respectively.

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
Overview

Our principal business objective for the next twelve months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings. Our search for a business opportunity will not be limited to any particular geographical area or industry, including both domestic and international companies.

We have positive working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector"), a majority shareholder, in the principal amount of up to $450,000, as amended on June 3, 2015, which we believe provides us with access to sufficient capital for the next twelve months. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

We do not currently engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to: (i) investigating and analyzing business combinations; (ii) filing of Exchange Act reports, and (iii) consummating an acquisition. We believe we will be able to meet these costs through amounts, as needed, to be lent by or invested in us by our shareholders, management or other investors.

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

MULTI SOLUTIONS II, INC.

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

In order to minimize potential conflicts of interest which may arise because our directors and officers also serve as the directors and officers of Multi Soft II, Inc., an entity under common control, each of our officers and directors has entered into an agreement with us and Multi Soft II, Inc. whereby they have each agreed that Multi Soft II, Inc. shall not analyze or consider any possible business combination opportunities until we have agreed to consummate a business combination.

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

Results of Operations

Comparison of Three Months Ended April 30, 2015 and 2014

Revenues. We did not generate revenues for the three months ended April 30, 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2015 and 2014 were $6,875 and $13,928, respectively. During the three months ended April 30, 2015 and 2014, such expenses consisted of professional fees associated with various corporation matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $7,321 and $5,918 for the three months ended April 30, 2015 and 2014, respectively. Other expense for the three months ended April 30, 2015 and 2014 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended April 30, 2015 and 2014 was $14,196 and $19,846, respectively.

MULTI SOLUTIONS II, INC.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of April 30, 2015, we had a cash balance of $23,157, total liabilities of $351,563 and a positive working capital balance of approximately $5,200.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015, and the outstanding principal and interest balance owed to Vector as of April 30, 2015 was $333,563, including accrued interest of $64,366. We believe this revolving credit arrangement provides us with access to capital sufficient for the next twelve months. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the three months ended April 30, 2015, net cash and cash equivalents decreased by $3,875. Net cash used in operations was $3,875. For the three months ended April 30, 2015, no cash was provided by investing or financing activities.

For the three months ended April 30, 2014, net cash and cash equivalents increased by $10,242. Net cash used in operations was $14,758. For the three months ended April 30, 2014, no cash was provided by investing activities, while $25,000 was provided by financing activities.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015 which had an outstanding principal and interest balance of $333,563 as of April 30, 2015.

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

While our significant accounting policies are described in more detail in Note 1 to our financial statements included in the annual report on Form 10-K for the year ended January 31, 2015, we believe the policies discussed below are the most critical to understanding our condensed financial position and results of operations.

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

As of April 30, 2015, we have net operating loss carryforwards of approximately $8,749,000. The carryforwards expire through the year 2035. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

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

MULTI SOLUTIONS II, INC.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings of which we or any of our property is the subject as of the date of this filing.

ITEM 6.    EXHIBITS

No.		Description

10.1		Amendment No. 5 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group, Ltd. dated June 3, 2015.

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:	June 3, 2015	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer