Form 10-K
period 2016-01-31
MULTI SOLUTIONS II, INC
filed 2016-05-02
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes ☐ No
The aggregate market value of the common stock held by non-affiliates of Multi Solutions II, Inc. as of July 31, 2015 was approximately $137,624.

At May 2, 2016, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.
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

There is a risk that we will be unable to consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since 2005. While we have no significant assets or financial resources, in April 2012 we issued an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $150,000, which was later amended to increase the available amount to $450,000 which we believe provides us with sufficient capital. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

Holders

We have approximately 719 shareholders of record of our common stock as of April 29, 2016.

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

We have minimal working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $450,000, as amended on June 3, 2015, which we believe provides us with access to capital sufficient for the next twelve months. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

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

Results of Operations

Comparison of Years Ended January 31, 2016 and 2015

Revenues. We did not generate revenues for the years ended January 31, 2016 and 2015, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2016 and 2015 were $46,525 and $52,733, respectively. During the years ended January 31, 2016 and 2015, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $33,164 and $27,562 for the years ended January 31, 2016 and 2015, respectively. The other expense for the years ended January 31, 2016 and 2015 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the years ended January 31, 2016 and 2015 was $79,689 and $80,295, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2016, we had a cash balance of $34,807, total liabilities of $428,706 and a positive working capital balance of $5,507.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015, mature in December 2018. The outstanding principal and interest balance due under the credit facility was $399,406 as of January 31, 2016, including accrued interest of $90,209. We believe this revolving credit arrangement provides us with access to capital sufficient for the next twelve months. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2016, net cash and cash equivalents increased by $7,775. Net cash used in operations was $32,225. For the year ended January 31, 2016, no cash was provided by investing activities, and cash provided by financing activities was $40,000.

For the year ended January 31, 2015, net cash and cash equivalents increased by $17,269. Net cash used in operations was $42,731. For the year ended January 31, 2015, no cash was provided by investing activities, and cash provided by financing activities was $60,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015. The outstanding principal and interest balance due under the credit facility was $399,406 as of January 31, 2016.

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

Our significant accounting policies are described in more detail in Note 1 to our financial statements included in this annual report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated May 2, 2016, are set forth beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2016.
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

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	50	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	49	Secretary, Treasurer and CFO
Robert L. Frome (1)	71	Director
Robert M. Lundgren (1)	57	Director
(1) Member of the audit committee

J. Bryant Kirkland III has served as our Chairman, President and Chief Executive Officer since July 2012. From May 2011 until July 2012 he was our Secretary, Treasurer, Chief Financial Officer and a director. Mr. Kirkland has been the Chairman, President and Chief Executive Officer of Multi Soft II, Inc. since July 2012, and he was the Secretary, Treasurer, Chief Financial Officer and a director of Multi Soft II, Inc. from May 2011 until July 2012. Mr. Kirkland has served as a Vice President of our majority shareholder, Vector, since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. From July 1992 to December 2005, Mr. Kirkland served in various financial capacities with Vector, New Valley Corporation, the predecessor to New Valley LLC, and Liggett Group LLC, a subsidiary of Vector. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. from June 2001 to October 2002. Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer of SG Blocks Inc. from January 1998 to November 2011 and as a director of SG Blocks Inc. from November 1998 to September 2015. Mr. Kirkland is licensed as a Certified Public Accountant in the states of Florida, New York, and North Carolina. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and a Masters of Business Administration from Barry University. Mr. Kirkland's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and the knowledge and experience he has attained through his service as an executive officer and a director of publicly-traded corporations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2016, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2016, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

Effective as of August 8, 2012, we pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2016.

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

The following table sets forth the number of shares of common stock beneficially owned as of May 1, 2016 by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is 4400 Biscayne Boulevard, Miami, Florida 33137.

	Shares Beneficially Owned
Name and Address	Number	Percent

Vector Group Ltd. (1) 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	1,012,655	53.3%
Robert L. Frome Olshan Grundman Frome Rosenzweig & Wolosky LLP 65 East 55th Street New York, NY 10022	232,067	12.2%
Michael Potter Monarch Capital Group LLC 500 Fifth Avenue, Suite 2240 New York, NY 10110	232,067	12.2%
J. Bryant Kirkland III 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Deborah A. Fasanelli 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Robert M. Lundgren 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
All Executive Officers and Directors as a group (4 persons)	232,067	12.2%

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

In April 2012, we agreed to enter into a credit facility agreement for all amounts paid by Vector on our behalf in excess of $17,500. The credit facility provides up to $450,000 as amended on June 3, 2015, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2018, as amended on June 3, 2015. The outstanding principal and interest balance due under the credit facility was $399,406 as of January 31, 2016.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP during the years ended January 31, 2016 and January 31, 2015 were pre-approved by the audit committee.
Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $16,000 and $16,000 for the years ended January 31, 2016 and 2015, respectively.
Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services during the years ended January 31, 2016 and January 31, 2015.
Tax Fees.  No fees were billed by Marcum LLP for tax fees during the years ended January 31, 2016 and January 31, 2015.
All Other Fees.  No fees were billed by Marcum LLP for other services during the years ended January 31, 2016 and January 31, 2015.

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
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated May 2, 2016, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.		Description

*10.1
Amendment No. 5 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated June 3, 2015 (incorporated by reference to Exhibit 10.1 in Multi Solutions' Form 10-Q for the quarter ended April 30, 2015).

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

Dated:	May 2, 2016	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Solutions II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 2, 2016.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert L. Frome	Director
Robert L. Frome

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOLUTIONS II, INC.
FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2016

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Multi Solutions II, Inc.

We have audited the accompanying balance sheets of Multi Solutions II, Inc. (the “Company”) as of January 31, 2016 and 2015, and the related statements of operations, shareholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions II, Inc. as of January 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Ft. Lauderdale Florida
May 2, 2016

Multi Solutions II, Inc.
Balance Sheets

	January 31, 2016	January 31, 2015

ASSETS

Current assets:
Cash	$34,807	$27,032
Total assets	$34,807	$27,032

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$29,300	$15,000
Total current liabilities	29,300	15,000

Due to shareholder	399,406	326,242

Total liabilities	428,706	341,242

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(8,814,483)	(8,734,794)
Total shareholders' deficiency	(393,899)	(314,210)
Total liabilities and shareholders' deficiency	$34,807	$27,032

See accompanying notes to financial statements.

Multi Solutions II, Inc.
Statements of Operations

	Year Ended
	January 31, 2016	January 31, 2015

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	46,525	52,733
Total operating expenses	46,525	52,733

LOSS FROM OPERATIONS	(46,525)	(52,733)

OTHER EXPENSE
Interest expense	(33,164)	(27,562)
Total other expense	(33,164)	(27,562)

LOSS BEFORE TAXES	(79,689)	(80,295)

Income tax provision	—	—

NET LOSS	$(79,689)	$(80,295)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575

See accompanying notes to financial statements.

Multi Solutions II, Inc.
Statements of Shareholders' Deficiency

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Number	Amount			Total

Balances - January 31, 2014	1,899,575	$1,900	$8,418,684	$(8,654,499)	$(233,915)

Net loss	—	—	—	(80,295)	(80,295)

Balances - January 31, 2015	1,899,575	1,900	8,418,684	(8,734,794)	(314,210)

Net loss	—	—	—	(79,689)	(79,689)

Balances - January 31, 2016	1,899,575	$1,900	$8,418,684	$(8,814,483)	$(393,899)

See accompanying notes to financial statements.

Multi Solutions II, Inc.
Statements of Cash Flows

	Year Ended
	January 31, 2016	January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,689)	$(80,295)
Adjustments to reconcile net loss to net cash from operating activities:
Increase in accounts payable and accrued expenses	47,464	37,564
Net cash used in operating activities	(32,225)	(42,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	40,000	60,000
Net cash provided by financing activities	40,000	60,000

NET INCREASE IN CASH	7,775	17,269

CASH AT BEGINNING OF YEAR	27,032	9,763

CASH AT END OF YEAR	$34,807	$27,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS

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

Aside from the above mentioned accounting standard, the Company has evaluated all of the recently issued accounting standards and has determined that they have no impact on the Company's financial statements.

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2.   DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder. The credit facility provides up to $450,000 of principal, as amended on June 3, 2015, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2018, as amended on June 3, 2015. Principal and interest outstanding under the credit facility totaled $399,406 and $326,242, including accrued interest of $90,209 and $57,045, as of January 31, 2016 and January 31, 2015, respectively.

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The provision for income taxes consists of the following:

	Year ended January 31,
	2016	2015
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(25,740)	(25,935)
State	(3,984)	(4,015)
Change in valuation allowance	29,724	29,950
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Year ended January 31,
	2016	2015

Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2016	2015

Net operating loss	$3,322,585	$3,292,861
Gross deferred tax assets:	3,322,585	3,292,861
Less: valuation allowance	(3,322,585)	(3,292,861)
Net deferred tax asset	$—	$—

As of January 31, 2016 the Company had net operating loss carryforwards of approximately $8,814,000 which may be used to offset future taxable income and expire through the year 2036.  Pursuant to Code Sec.382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited. The tax years for the years ending January 31, 2012 through the current year remain open for federal income tax audits.

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS