Form 10-Q
period 2016-04-30
MULTI SOLUTIONS II, INC
filed 2016-06-14
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2016

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

At June 14, 2016, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.
______________________________________________________________________________

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	April 30, 2016	January 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$30,932	$34,807
Total assets	$30,932	$34,807

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$35,200	$29,300
Total current liabilities	35,200	29,300

Due to shareholder	407,909	399,406

Total liabilities	443,109	428,706

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(8,832,761)	(8,814,483)
Total shareholders' deficiency	(412,177)	(393,899)
Total liabilities and shareholders' deficiency	$30,932	$34,807

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	April 30, 2016	April 30, 2015

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	9,775	6,875
Total operating expenses	9,775	6,875

LOSS FROM OPERATIONS	(9,775)	(6,875)

OTHER EXPENSE
Interest expense	(8,503)	(7,321)
Total other expense	(8,503)	(7,321)

LOSS BEFORE TAXES	(18,278)	(14,196)

Income tax provision	—	—

NET LOSS	$(18,278)	$(14,196)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
Condensed Statement of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - January 31, 2016	1,899,575	$1,900	$8,418,684	$(8,814,483)	$(393,899)

Net loss	—	—	—	(18,278)	(18,278)

Balances - April 30, 2016	1,899,575	$1,900	$8,418,684	$(8,832,761)	$(412,177)

See accompanying notes to condensed financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30, 2016	April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,278)	$(14,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	14,403	10,321
Net cash used in operating activities	(3,875)	(3,875)

NET DECREASE IN CASH	(3,875)	(3,875)

CASH AT BEGINNING OF PERIOD	34,807	27,032

CASH AT END OF PERIOD	$30,932	$23,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The unaudited interim condensed financial statements of the Company as of April 30, 2016 and for the three months ended April 30, 2016 and 2015 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at April 30, 2016 and the results of its operations and its cash flows for the three months ended April 30, 2016 and 2015. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2016 filed with the Securities and Exchange Commission on May 2, 2016.

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

(F) Recently Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's condensed financial statements.

NOTE 2.   DUE TO SHAREHOLDER

In April 2012, the Company executed the Credit Facility with its majority shareholder providing for the repayment of all costs in excess of $17,500 paid by the majority shareholder on behalf of the Company. The Credit Facility provides up to principal amount of $450,000, as amended on June 3, 2015, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2018, as amended on June 3, 2015. Principal and interest outstanding under the credit facility totaled $407,909 and $399,406, including accrued interest of $98,712 and $90,209, as of April 30, 2016 and January 31, 2016, respectively.

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

Results of Operations

Comparison of Three Months Ended April 30, 2016 and 2015

Revenues. We did not generate revenues for the three months ended April 30, 2016 and 2015, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2016 and 2015 were $9,775 and $6,875, respectively. During the three months ended April 30, 2016 and 2015, such expenses consisted of professional fees associated with various corporation matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $8,503 and $7,321 for the three months ended April 30, 2016 and 2015, respectively. Other expense for the three months ended April 30, 2016 and 2015 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended April 30, 2016 and 2015 was $18,278 and $14,196, respectively.

MULTI SOLUTIONS II, INC.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of April 30, 2016, we had a cash balance of $30,932, total liabilities of $443,109 and a negative working capital balance of approximately $4,300.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015, and the outstanding principal and interest balance owed to Vector as of April 30, 2016 was $407,909, including accrued interest of $98,712. We believe this revolving credit arrangement provides us with access to capital sufficient for the next twelve months. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the three months ended April 30, 2016, net cash and cash equivalents decreased by $3,875. Net cash used in operations was $3,875. For the three months ended April 30, 2016, no cash was provided by investing or financing activities.

For the three months ended April 30, 2015, net cash and cash equivalents decreased by $3,875. Net cash used in operations was $3,875. For the three months ended April 30, 2015, no cash was provided by investing or financing activities.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015 which had an outstanding principal and interest balance of $407,909 including accrued interest of $98,712 as of April 30, 2016.

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

Our significant accounting policies are described in more detail in Note 1 to our financial statements included in the annual report on Form 10-K for the year ended January 31, 2016.

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

Dated:	June 14, 2016	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer