Form 10-K
period 2017-01-31
MULTI SOLUTIONS II, INC
filed 2017-04-21
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging Growth Company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes ☐ No
The aggregate market value of the common stock held by non-affiliates of Multi Solutions II, Inc. as of July 31, 2016 was approximately $144,178.

At April 21, 2017, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

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

The NASDAQ, NYSE, and NYSE MKT recently adopted a “seasoning” requirement for the listing of former reverse merger companies, which includes trading in another market for an adequate period of time at certain minimum price levels, with an adequate number of round lot shareholders and completing SEC filings during this time, although there is an exception to this requirement for firmly underwritten public offerings of at least $45 million. We may be unable to comply with seasoning requirements for listing prior to the listing deadline and we may be unable to qualify for the $45 million exception, which could adversely impact our ability to access U.S. stock exchanges. If an active trading market for our shares does not develop, the value and liquidity of our shares will be materially and adversely affected.

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

Management and our principal shareholder currently control and vote an aggregate of 65.5% of our issued and outstanding common stock. Our management consists of J. Bryant Kirkland III, President, CEO and Chairman of our board of directors, Deborah Fasanelli, Secretary, Treasurer, and CFO, Robert L. Frome, director, and Robert M. Lundgren, director. Mr. Kirkland and Ms. Fasanelli serve as Senior Vice President, Treasurer, and Chief Financial Officer and Vice President of Finance, respectively, of Vector, our majority shareholder, although neither has investment authority or voting control over the securities owned by Vector. Consequently, management, along with our principal shareholder, acting together, have the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to shareholders for approval, including:

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

Holders

We have approximately 621 shareholders of record of our common stock as of April 17, 2017.

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

Subsequent to such business combination, we may seek the listing of our common stock on any of the several NASDAQ markets or the NYSE MKT, either immediately after such business combination or sometime in the future. However, the NASDAQ, NYSE, and NYSE MKT recently adopted a “seasoning” requirement for the listing of former reverse merger companies, which includes trading in another market for an adequate period of time at certain minimum price levels, with an adequate number of round lot shareholders and completing SEC filings during this time, although there is an exception to this requirement for firmly underwritten public offerings of at least $45 million. We may be unable to comply with seasoning requirements for listing prior to the listing deadline and we may be unable to qualify for the $45 million exception, which could adversely impact our ability to access U.S. stock exchanges. There can be no assurance that after we consummate a business combination we will be quoted on the OTCBB or be able to meet the initial listing standards of any stock exchange or quotation service, or that we will be able to maintain a listing of our common stock on any of those or any other stock exchange or quotation service. If an active trading market for our shares does not develop, the value and liquidity of our shares will be materially and adversely affected.

Results of Operations

Comparison of Years Ended January 31, 2017 and 2016

Revenues. We did not generate revenues for the years ended January 31, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2017 and 2016 were $52,748 and $46,525, respectively. During the years ended January 31, 2017 and 2016, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $35,911 and $33,164 for the years ended January 31, 2017 and 2016, respectively. The other expense for the years ended January 31, 2017 and 2016 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the years ended January 31, 2017 and 2016 was $88,659 and $79,689, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2017, we had a cash balance of $40,059, total liabilities of $522,617 and a negative working capital balance of $7,241.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015, maturing in December 2018. The outstanding principal and interest balance due under the credit facility was $475,317 as of January 31, 2017, including accrued interest of $126,120. We believe this revolving credit arrangement provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2017, net cash and cash equivalents increased by $5,252. Net cash used in operations was $34,748. For the year ended January 31, 2017, no cash was provided by investing activities, and cash provided by financing activities was $40,000.

For the year ended January 31, 2016, net cash and cash equivalents increased by $7,775. Net cash used in operations was $32,225. For the year ended January 31, 2016, no cash was provided by investing activities, and cash provided by financing activities was $40,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015. The outstanding principal and interest balance due under the credit facility was $475,317, including accrued interest of $126,120, as of January 31, 2017.

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
Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated April 21, 2017, are set forth beginning on page F-1 of this annual report.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2017.
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

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	51	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	50	Secretary, Treasurer and CFO
Robert L. Frome (1)	72	Director
Robert M. Lundgren (1)	58	Director
(1) Member of the audit committee

J. Bryant Kirkl nd III has served as our Chairman, President and Chief Executive Officer since July 2012. From May 2011 until July 2012 he was our Secretary, Treasurer, Chief Financial Officer and a director. Mr. Kirkland has been the Chairman, President and Chief Executive Officer of Multi Soft II, Inc. since July 2012, and he was the Secretary, Treasurer, Chief Financial Officer and a director of Multi Soft II, Inc. from May 2011 until July 2012. Mr. Kirkland has served as a Vice President of our majority shareholder, Vector, since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. In April 2016, Mr. Kirkland became Senior Vice President of Vector. From July 1992 to December 2005, Mr. Kirkland served in various financial capacities with Vector, New Valley Corporation, the predecessor to New Valley LLC, and Liggett Group LLC, a subsidiary of Vector. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. from June 2001 to October 2002. Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer of SG Blocks Inc. from January 1998 to November 2011 and as a director of SG Blocks Inc. from November 1998 to September 2015. Mr. Kirkland is licensed as a Certified Public Accountant in the states of Florida, New York, and North Carolina. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and a Masters of Business Administration from Barry University. Mr. Kirkland's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and the knowledge and experience he has attained through his service as an executive officer and a director of publicly-traded corporations.

Deborah A. Fasanelli has served as our Secretary, Treasurer and Chief Financial Officer since July 2012. From July 2006 to April 2016, Ms. Fasanelli has served as the Controller of Vector. In April 2016, Ms. Fasanelli became the Vice President of Finance of Vector. Ms. Fasanelli has served as the Secretary, Treasurer and Chief Financial Officer of Multi Soft II, Inc. since July 2012. Ms. Fasanelli is licensed as a Certified Public Accountant in the State of Florida. Ms. Fasanelli holds a Bachelor of Science in Accounting from the University of Florida and has a Masters of Accounting from Florida International University.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2017, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2017, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

Effective as of August 8, 2012, we pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2017.

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

The following table sets forth the number of shares of common stock beneficially owned as of April 17, 2017 by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

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

(1) J. Bryant Kirkland III, our Chairman, President, and CEO, serves as Senior Vice President, Treasurer and Chief Financial Officer of Vector Group Ltd. ("Vector"); however, Mr. Kirkland has no investment authority or voting control over the securities owned by Vector. The other executive officers of Vector are Howard M. Lorber, President and Chief Executive Officer, Richard Lampen, Executive Vice President, Marc N. Bell, Senior Vice President, Secretary and General Counsel, and Ronald J. Bernstein, the President of Vector's Liggett Group LLC subsidiary. The directors of Vector are Mr. Lorber, Bennett S. LeBow, Henry C. Beinstein, Stanley S. Arkin, Mr. Bernstein, Jeffrey S. Podell and Jean E. Sharpe.

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

We have utilized the mailing address of Vector, our principal shareholder since May 2011, at no cost. J. Bryant Kirkland III, a director and executive officer of ours since May 2011, served as Vice President, Treasurer and Chief Financial Officer of Vector. In April 2016, Mr. Kirkland became Senior Vice President of Vector. Deborah A. Fasanelli, Secretary, Treasurer and CFO of ours since July 2012, served as Controller of Vector. In April 2016, Ms. Fasanelli became the Vice President of Finance of Vector. Neither Mr. Kirkland nor Ms. Fasanelli has investment authority or voting control over our securities owned by Vector.

In April 2012, we agreed to enter into a credit facility agreement for all amounts paid by Vector on our behalf in excess of $17,500. The credit facility provides in the principal amount of up to $450,000 as amended on June 3,

2015, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2018, as amended on June 3, 2015. The outstanding principal and interest balance due under the credit facility was $475,317, including accrued interest of $126,120, as of January 31, 2017.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP during the years ended January 31, 2017 and January 31, 2016 were pre-approved by the audit committee.
Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $16,000 and $16,000 for the years ended January 31, 2017 and 2016, respectively.
Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services during the years ended January 31, 2017 and January 31, 2016.
Tax Fees.  No fees were billed by Marcum LLP for tax fees during the years ended January 31, 2017 and January 31, 2016.
All Other Fees.  No fees were billed by Marcum LLP for other services during the years ended January 31, 2017 and January 31, 2016.

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
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated April 21, 2017, appear beginning on page F-1 of this report.
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

Dated:	April 21, 2017	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Solutions II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 21, 2017.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert L. Frome	Director
Robert L. Frome

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOLUTIONS II, INC.
FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2017

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Multi Solutions II, Inc.

We have audited the accompanying balance sheets of Multi Solutions II, Inc. (the “Company”) as of January 31, 2017 and 2016, and the related statements of operations, shareholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Solutions II, Inc. as of January 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Ft. Lauderdale Florida
April 21, 2017

Multi Solutions II, Inc.
Balance Sheets

	January 31, 2017	January 31, 2016

ASSETS

Current assets:
Cash	$40,059	$34,807
Total assets	$40,059	$34,807

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$47,300	$29,300
Total current liabilities	47,300	29,300

Due to shareholder	475,317	399,406

Total liabilities	522,617	428,706

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(8,903,142)	(8,814,483)
Total shareholders' deficiency	(482,558)	(393,899)
Total liabilities and shareholders' deficiency	$40,059	$34,807

See accompanying notes to financial statements.

Multi Solutions II, Inc.
Statements of Operations

	Year Ended
	January 31, 2017	January 31, 2016

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	52,748	46,525
Total operating expenses	52,748	46,525

LOSS FROM OPERATIONS	(52,748)	(46,525)

OTHER EXPENSE
Interest expense	(35,911)	(33,164)
Total other expense	(35,911)	(33,164)

LOSS BEFORE TAXES	(88,659)	(79,689)

Income tax provision	—	—

NET LOSS	$(88,659)	$(79,689)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575

See accompanying notes to financial statements.

Multi Solutions II, Inc.
Statements of Shareholders' Deficiency

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Number	Amount			Total

Balances - January 31, 2015	1,899,575	$1,900	$8,418,684	$(8,734,794)	$(314,210)

Net loss	—	—	—	(79,689)	(79,689)

Balances - January 31, 2016	1,899,575	$1,900	$8,418,684	$(8,814,483)	$(393,899)

Net loss	—	—	—	(88,659)	(88,659)

Balances - January 31, 2017	1,899,575	$1,900	$8,418,684	$(8,903,142)	$(482,558)

See accompanying notes to financial statements.

Multi Solutions II, Inc.
Statements of Cash Flows

	Year Ended
	January 31, 2017	January 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,659)	$(79,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	35,911	33,164
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	18,000	14,300
Net cash used in operating activities	(34,748)	(32,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	40,000	40,000
Net cash provided by financing activities	40,000	40,000

NET INCREASE IN CASH	5,252	7,775

CASH AT BEGINNING OF YEAR	34,807	27,032

CASH AT END OF YEAR	$40,059	$34,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The financial statements are presented and prepared in accordance with accounting principles generally accepted in the United States of America.

(B) Financial Instruments

The carrying amounts of cash and accounts payable approximate their fair values due to their short term nature and that they are receivable or payable upon demand. However, considerable judgment is involved in making fair value determinations and current estimates of fair value may differ significantly from amounts presented herein.

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

(D) Cash Equivalents

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

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS

(F) Income Taxes

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

The Company classifies penalties and interest, if any, related to income taxes as income tax expense in the Statements of Operations.

(G) Newly Adopted Accounting Standard

The Company adopted the provisions of Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern ("ASU 2014-15"), commencing for the year-ended January 31, 2017. The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are available to be issued and provide related disclosures of such conditions and events. The adoption of ASU 2014-15 did not have a material impact on the Company's financial position or results of operations and cash flows.

(H) Recently Issued Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 2.   DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder. The credit facility provides the principal amount up to $450,000 , as amended on June 3, 2015, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2018, as amended on June 3, 2015. Principal and interest outstanding under the credit facility totaled $475,317 and $399,406, including accrued interest of $126,120 and $90,209, as of January 31, 2017 and January 31, 2016, respectively.

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The provision for income taxes consists of the following:

	Year ended January 31,
	2017	2016
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(28,637)	(25,740)
State	(4,433)	(3,984)
Change in valuation allowance	33,070	29,724
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Year ended January 31,
	2017	2016

Income tax at statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	3.30	3.30
Change in valuation allowance	(37.30)	(37.30)
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2017	2016

Net operating loss	$3,355,655	$3,322,585
Gross deferred tax assets:	3,355,655	3,322,585
Less: valuation allowance	(3,355,655)	(3,322,585)
Net deferred tax asset	$—	$—

As of January 31, 2017 the Company had net operating loss carryforwards of approximately $8,903,000 which may be used to offset future taxable income and expire through the year 2037.  Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited. The tax years for the years ending January 31, 2013 through the current year remain open for federal income tax audits.