Form 10-Q
period 2017-04-30
MULTI SOLUTIONS II, INC
filed 2017-06-13
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” , “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Emerging growth company	☒ Smaller reporting company
☐ Non-accelerated filer (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☒ Yes ☐ No

At June 13, 2017, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.
______________________________________________________________________________

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	April 30, 2017	January 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$33,985	$40,059
Total assets	$33,985	$40,059

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$51,200	$47,300
Total current liabilities	51,200	47,300

Due to shareholder	484,813	475,317

Total liabilities	536,013	522,617

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(8,922,612)	(8,903,142)
Total shareholders' deficiency	(502,028)	(482,558)
Total liabilities and shareholders' deficiency	$33,985	$40,059

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	April 30, 2017	April 30, 2016

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	9,974	9,775
Total operating expenses	9,974	9,775

LOSS FROM OPERATIONS	(9,974)	(9,775)

OTHER EXPENSE
Interest expense	(9,496)	(8,503)
Total other expense	(9,496)	(8,503)

LOSS BEFORE TAXES	(19,470)	(18,278)

Income tax provision	—	—

NET LOSS	$(19,470)	$(18,278)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statement of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - January 31, 2017	1,899,575	$1,900	$8,418,684	$(8,903,142)	$(482,558)

Net loss	—	—	—	(19,470)	(19,470)

Balances - April 30, 2017	1,899,575	$1,900	$8,418,684	$(8,922,612)	$(502,028)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30, 2017	April 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,470)	$(18,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	9,496	8,503
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	3,900	5,900
Net cash used in operating activities	(6,074)	(3,875)

NET DECREASE IN CASH	(6,074)	(3,875)

CASH AT BEGINNING OF PERIOD	40,059	34,807

CASH AT END OF PERIOD	$33,985	$30,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The unaudited interim condensed financial statements of the Company as of April 30, 2017 and for the three months ended April 30, 2017 and 2016 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at April 30, 2017 and the results of its operations and its cash flows for the three months ended April 30, 2017 and 2016. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2017 filed with the Securities and Exchange Commission on April 21, 2017.

Prior period information has been recast to conform to the current presentation. Any changes do not have an impact to the Company's historical results.

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

(D) Cash

The Company considers all highly liquid investments with an original maturity, when purchased, of three months or less to be cash equivalents.

(E) Loss Per Share

Basic loss per share is calculated based on loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period.  Diluted loss per share is calculated based on loss available to common shareholders and the weighted-average number of common and potential common shares outstanding during the reporting period.

(F) Recently Issued Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 2.   DUE TO SHAREHOLDER

In April 2012, the Company executed the Credit Facility with its majority shareholder providing for the repayment of all costs in excess of $17,500 paid by the majority shareholder on behalf of the Company. The Credit Facility provides the principal amount up to $450,000, as amended on June 3, 2015, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2018, as amended on June 3, 2015. Principal and interest outstanding under the credit facility totaled $484,813 and $475,317, including accrued interest of $135,616 and $126,120, as of April 30, 2017 and January 31, 2017, respectively.

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

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector"), a majority shareholder, in the principal amount of up to $450,000, as amended on June 3, 2015, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

Results of Operations

Comparison of Three Months Ended April 30, 2017 and 2016

Revenues. We did not generate revenues for the three months ended April 30, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2017 and 2016 were $9,974 and $9,775, respectively. During the three months ended April 30, 2017 and 2016, such expenses consisted of professional fees associated with various corporation matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $9,496 and $8,503 for the three months ended April 30, 2017 and 2016, respectively. Other expense for the three months ended April 30, 2017 and 2016 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended April 30, 2017 and 2016 was $19,470 and $18,278, respectively.

MULTI SOLUTIONS II, INC.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of April 30, 2017, we had a cash balance of $33,985, total liabilities of $536,013 and a negative working capital balance of approximately $17,200.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015, and the outstanding principal and interest balance owed to Vector as of April 30, 2017 was $484,813, including accrued interest of $135,616. We believe this revolving credit arrangement provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the three months ended April 30, 2017, net cash and cash equivalents decreased by $6,074. Net cash used in operations was $6,074. For the three months ended April 30, 2017, no cash was provided by investing and financing activities.

For the three months ended April 30, 2016, net cash and cash equivalents decreased by $3,875. Net cash used in operations was $3,875. For the three months ended April 30, 2016, no cash was provided by investing and financing activities.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015 which had an outstanding principal and interest balance of $484,813 including accrued interest of $135,616 as of April 30, 2017.

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

Our significant accounting policies are described in more detail in Note 1 to our financial statements included in the annual report on Form 10-K for the year ended January 31, 2017.

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

Dated:	June 13, 2017	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer