Form 10-Q
period 2018-07-31
MULTI SOLUTIONS II, INC
filed 2018-09-07
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2018

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

At August 31, 2018, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.
______________________________________________________________________________

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	July 31, 2018	January 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash	$9,771	$6,052
Total assets	$9,771	$6,052

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$37,960	$40,500
Total current liabilities	37,960	40,500

Due to shareholder	582,051	535,257

Total liabilities	620,011	575,757

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,030,824)	(8,990,289)
Total shareholders' deficiency	(610,240)	(569,705)
Total liabilities and shareholders' deficiency	$9,771	$6,052

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	9,641	11,284	18,741	21,258
Total operating expenses	9,641	11,284	18,741	21,258

LOSS FROM OPERATIONS	(9,641)	(11,284)	(18,741)	(21,258)

OTHER EXPENSE
Interest expense	(11,081)	(9,817)	(21,794)	(19,313)
Total other expense	(11,081)	(9,817)	(21,794)	(19,313)

LOSS BEFORE TAXES	(20,722)	(21,101)	(40,535)	(40,571)

Income tax provision	—	—	—	—

NET LOSS	$(20,722)	$(21,101)	$(40,535)	$(40,571)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statement of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2018	1,899,575	$1,900	$8,418,684	$(8,990,289)	$(569,705)

Net loss	—	—	—	(40,535)	(40,535)

Balances - July 31, 2018	1,899,575	$1,900	$8,418,684	$(9,030,824)	$(610,240)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31, 2018	July 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,535)	$(40,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	21,794	19,312
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(2,540)	(2,600)
Net cash used in operating activities	(21,281)	(23,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	25,000	—
Net cash provided by financing activities	25,000	—

NET INCREASE (DECREASE) IN CASH	3,719	(23,859)

CASH AT BEGINNING OF PERIOD	6,052	40,059

CASH AT END OF PERIOD	$9,771	$16,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The unaudited interim condensed financial statements of the Company as of July 31, 2018 and for the three and six months ended July 31, 2018 and 2017 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at July 31, 2018 and the results of its operations and its cash flows for the three and six months ended July 31, 2018 and 2017. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2018 filed with the Securities and Exchange Commission on April 6, 2018.

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

NOTE 2.   DUE TO SHAREHOLDER

The Company has a Credit Facility with its majority shareholder, whereby, the Credit Facility provides the principal amount up to $450,000 of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2019. Principal and interest outstanding under the credit facility totaled $582,051 and $535,257, including accrued interest of $187,854 and $166,061, as of July 31, 2018 and January 31, 2018, respectively.

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

We have negative working capital, shareholders' deficiency as of July 31, 2018 and have not generated any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector"), a majority shareholder, in the principal amount of up to $450,000, expiring in December 2019, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

Results of Operations

Comparison of Three Months Ended July 31, 2018 and 2017

Revenues. We did not generate revenues for the three months ended July 31, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2018 and 2017 were $9,641 and $11,284, respectively. During the three months ended July 31, 2018 and 2017, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $11,081 and $9,817 for the three months ended July 31, 2018 and 2017, respectively. Other expense for the three months ended July 31, 2018 and 2017 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended July 31, 2018 and 2017 was $20,722 and $21,101, respectively.

MULTI SOLUTIONS II, INC.

Comparison of Six Months Ended July 31, 2018 and 2017

Revenues. We did not generate revenues for the six months ended July 31, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2018 and 2017 were $18,741 and $21,258, respectively. During the six months ended July 31, 2018 and 2017, such expenses consisted of professional fees associated with various corporation matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $21,794 and $19,313 for the six months ended July 31, 2018 and 2017, respectively. Other expense for the six months ended July 31, 2018 and 2017 related to interest expense on the outstanding balance of the credit facility.
Net Loss. Our net loss for the six months ended July 31, 2018 and 2017 was $40,535 and $40,571, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of July 31, 2018, we had a cash balance of $9,771, total liabilities of $620,011 and a negative working capital balance of approximately $28,200.

We have an 11% revolving credit facility with Vector in the principal amount of up to $450,000, expiring in December 2019, and the outstanding principal and interest balance owed to Vector as of July 31, 2018 was $582,051, including accrued interest of $187,854. We believe this revolving credit facility provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the six months ended July 31, 2018, net cash and cash equivalents increased by $3,719. Net cash used in operations was $21,281. For the six months ended July 31, 2018, no cash was provided by investing activities, while cash provided by financing activities was $25,000.

For the six months ended July 31, 2017, net cash and cash equivalents decreased by $23,859. Net cash used in operations was $23,859. For the six months ended July 31, 2017, no cash was provided by investing and financing activities.

Contractual Obligations

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.

MULTI SOLUTIONS II, INC.

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

Dated:	September 7, 2018	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer