Form 10-Q
period 2018-10-31
MULTI SOLUTIONS II, INC
filed 2018-12-07
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2018

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” , “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Emerging growth company	☒ Smaller reporting company
☒ Non-accelerated filer

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☒ Yes ☐ No

At November 28, 2018, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.
______________________________________________________________________________

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	October 31, 2018	January 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash	$28,675	$6,052
Total assets	$28,675	$6,052

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$38,900	$40,500
Total current liabilities	38,900	40,500

Due to shareholder	618,399	535,257

Total liabilities	657,299	575,757

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,049,208)	(8,990,289)
Total shareholders' deficiency	(628,624)	(569,705)
Total liabilities and shareholders' deficiency	$28,675	$6,052

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	7,036	7,425	25,777	28,683
Total operating expenses	7,036	7,425	25,777	28,683

LOSS FROM OPERATIONS	(7,036)	(7,425)	(25,777)	(28,683)

OTHER EXPENSE
Interest expense	(11,348)	(10,250)	(33,142)	(29,563)
Total other expense	(11,348)	(10,250)	(33,142)	(29,563)

LOSS BEFORE TAXES	(18,384)	(17,675)	(58,919)	(58,246)

Income tax provision	—	—	—	—

NET LOSS	$(18,384)	$(17,675)	$(58,919)	$(58,246)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statement of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2018	1,899,575	$1,900	$8,418,684	$(8,990,289)	$(569,705)

Net loss	—	—	—	(58,919)	(58,919)

Balances - October 31, 2018	1,899,575	$1,900	$8,418,684	$(9,049,208)	$(628,624)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31, 2018	October 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,919)	$(58,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	33,142	29,562
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(1,600)	(17,500)
Net cash used in operating activities	(27,377)	(46,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	50,000	20,000
Net cash provided by financing activities	50,000	20,000

NET INCREASE (DECREASE) IN CASH	22,623	(26,184)

CASH AT BEGINNING OF PERIOD	6,052	40,059

CASH AT END OF PERIOD	$28,675	$13,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The unaudited interim condensed financial statements of the Company as of October 31, 2018 and for the three and nine months ended October 31, 2018 and 2017 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at October 31, 2018 and the results of its operations and its cash flows for the three and nine months ended October 31, 2018 and 2017. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2018 filed with the Securities and Exchange Commission on April 6, 2018.

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

(E) Loss Per Share

Basic loss per share is calculated based on loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period.  Diluted loss per share is calculated based on losses attributable to common shareholders and the weighted-average number of common and potential common shares outstanding during the reporting period.

(F) Recently Issued Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 2.   DUE TO SHAREHOLDER

The Company has a Credit Facility with its majority shareholder, whereby, the Credit Facility provides the principal amount up to $450,000 of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2019. Principal and interest outstanding under the credit facility totaled $618,399 and $535,257, including accrued interest of $199,202 and $166,061, as of October 31, 2018 and January 31, 2018, respectively.

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

We have negative working capital, shareholders' deficiency as of October 31, 2018 and have not generated any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector"), a majority shareholder, in the principal amount of up to $450,000, expiring in December 2019, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

Results of Operations

Comparison of Three Months Ended October 31, 2018 and 2017

Revenues. We did not generate revenues for the three months ended October 31, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2018 and 2017 were $7,036 and $7,425, respectively. During the three months ended October 31, 2018 and 2017, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $11,348 and $10,250 for the three months ended October 31, 2018 and 2017, respectively. Other expense for the three months ended October 31, 2018 and 2017 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended October 31, 2018 and 2017 was $18,384 and $17,675, respectively.

MULTI SOLUTIONS II, INC.

Comparison of Nine Months Ended October 31, 2018 and 2017

Revenues. We did not generate revenues for the nine months ended October 31, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2018 and 2017 were $25,777 and $28,683, respectively. During the nine months ended October 31, 2018 and 2017, such expenses consisted of professional fees associated with various corporation matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $33,142 and $29,563 for the nine months ended October 31, 2018 and 2017, respectively. Other expense for the nine months ended October 31, 2018 and 2017 related to interest expense on the outstanding balance of the credit facility.
Net Loss. Our net loss for the nine months ended October 31, 2018 and 2017 was $58,919 and $58,246, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of October 31, 2018, we had a cash balance of $28,675, total liabilities of $657,299 and a negative working capital balance of approximately $10,200.

We have an 11% revolving credit facility with Vector in the principal amount of up to $450,000, expiring in December 2019, and the outstanding principal and interest balance owed to Vector as of October 31, 2018 was $618,399, including accrued interest of $199,202. We believe this revolving credit facility provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the nine months ended October 31, 2018, net cash and cash equivalents increased by $22,623. Net cash used in operations was $27,377. For the nine months ended October 31, 2018, no cash was provided by investing activities, while cash provided by financing activities was $50,000.

For the nine months ended October 31, 2017, net cash and cash equivalents decreased by $26,184. Net cash used in operations was $46,184. For the nine months ended October 31, 2017, no cash was provided by investing activities, while cash provided by financing activities was $20,000.

Contractual Obligations

MULTI SOLUTIONS II, INC.

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

Dated:	December 6, 2018	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer