Form 10-Q
period 2019-10-31
MULTI SOLUTIONS II, INC
filed 2019-12-05
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2019

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

Securities Registered Pursuant to 12(b) of the Act: None

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
☒ Yes ☐ No

At December 2, 2019, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	October 31, 2019	January 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash	$35,993	$23,388
Total assets	$35,993	$23,388

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$43,803	$48,941
Total current liabilities	43,803	48,941

Due to shareholder	707,144	630,183

Total liabilities	750,947	679,124

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,135,538)	(9,076,320)
Total shareholders' deficiency	(714,954)	(655,736)
Total liabilities and shareholders' deficiency	$35,993	$23,388

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	7,643	7,036	22,257	25,777
Total operating expenses	7,643	7,036	22,257	25,777

LOSS FROM OPERATIONS	(7,643)	(7,036)	(22,257)	(25,777)

OTHER EXPENSE
Interest expense	(12,909)	(11,348)	(36,961)	(33,142)
Total other expense	(12,909)	(11,348)	(36,961)	(33,142)

LOSS BEFORE TAXES	(20,552)	(18,384)	(59,218)	(58,919)

Income tax provision	—	—	—	—

NET LOSS	$(20,552)	$(18,384)	$(59,218)	$(58,919)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - August 1, 2019	1,899,575	$1,900	$8,418,684	$(9,114,986)	$(694,402)

Net loss	—	—	—	(20,552)	(20,552)

Balances - October 31, 2019	1,899,575	$1,900	$8,418,684	$(9,135,538)	$(714,954)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - August 1, 2018	1,899,575	$1,900	$8,418,684	$(9,030,824)	$(610,240)

Net loss	—	—	—	(18,384)	(18,384)

Balances - October 31, 2018	1,899,575	$1,900	$8,418,684	$(9,049,208)	$(628,624)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2019	1,899,575	$1,900	$8,418,684	$(9,076,320)	$(655,736)

Net loss	—	—	—	(59,218)	(59,218)

Balances - October 31, 2019	1,899,575	$1,900	$8,418,684	$(9,135,538)	$(714,954)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2018	1,899,575	$1,900	$8,418,684	$(8,990,289)	$(569,705)

Net loss	—	—	—	(58,919)	(58,919)

Balances - October 31, 2018	1,899,575	$1,900	$8,418,684	$(9,049,208)	$(628,624)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31, 2019	October 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,218)	$(58,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	36,961	33,142
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(5,138)	(1,600)
Net cash used in operating activities	(27,395)	(27,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	40,000	50,000
Net cash provided by financing activities	40,000	50,000

NET INCREASE IN CASH	12,605	22,623

CASH AT BEGINNING OF PERIOD	23,388	6,052

CASH AT END OF PERIOD	$35,993	$28,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment. Although the Company has no present commitment from any such parties to provide funding aside from a credit facility agreement (the "Credit Facility") with its majority shareholder, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of October 31, 2019, the Company believes it has adequate cash to sustain operations for the next twelve months from the issuance date of this report.

The unaudited interim condensed financial statements of the Company as of October 31, 2019 and for the three and nine months ended October 31, 2019 and 2018 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at October 31, 2019 and the results of its operations and its cash flows for the three and nine months ended October 31, 2019 and 2018. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2019 filed with the Securities and Exchange Commission on April 9, 2019.

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

NOTE 2.   DUE TO SHAREHOLDER

The Company has a Credit Facility with its majority shareholder, whereby, the Credit Facility provides the principal amount up to $500,000 of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2020. Principal and interest outstanding under the credit facility totaled $707,144 and $630,183, including accrued interest of $247,947 and $210,987, as of October 31, 2019 and January 31, 2019, respectively.

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

We have negative working capital, shareholders' deficiency as of October 31, 2019 and have not generated any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector"), a majority shareholder, in the principal amount of up to $500,000, expiring in December 2020, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

Results of Operations

Comparison of Three Months Ended October 31, 2019 and 2018

Revenues. We did not generate revenues for the three months ended October 31, 2019 and 2018, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2019 and 2018 were $7,643 and $7,036, respectively. During the three months ended October 31, 2019 and 2018, such expenses consisted of professional fees associated with various corporate organizational matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $12,909 and $11,348 for the three months ended October 31, 2019 and 2018, respectively. Other expense for the three months ended October 31, 2019 and 2018 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended October 31, 2019 and 2018 was $20,552 and $18,384, respectively.

MULTI SOLUTIONS II, INC.

Comparison of Nine Months Ended October 31, 2019 and 2018

Revenues. We did not generate revenues for the nine months ended October 31, 2019 and 2018, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2019 and 2018 were $22,257 and $25,777, respectively. During the nine months ended October 31, 2019 and 2018, such expenses consisted of professional fees associated with various corporation matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $36,961 and $33,142 for the nine months ended October 31, 2019 and 2018, respectively. Other expense for the nine months ended October 31, 2019 and 2018 related to interest expense on the outstanding balance of the credit facility.
Net Loss. Our net loss for the nine months ended October 31, 2019 and 2018 was $59,218 and $58,919, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of October 31, 2019, we had a cash balance of $35,993, total liabilities of $750,947 and a negative working capital balance of approximately $7,800.

We have an 11% revolving credit facility with Vector in the principal amount of up to $500,000, maturing in December 2020, and the outstanding principal and interest balance owed to Vector as of October 31, 2019 was $707,144, including accrued interest of $247,947. We believe this revolving credit facility provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the nine months ended October 31, 2019, net cash and cash equivalents increased by $12,605. Net cash used in operations was $27,395. For the nine months ended October 31, 2019, no cash was provided by investing activities, while cash provided by financing activities was $40,000.

For the nine months ended October 31, 2018, net cash and cash equivalents increased by $22,623. Net cash used in operations was $27,377. For the nine months ended October 31, 2018, no cash was provided by investing activities, while cash provided by financing activities was $50,000.

MULTI SOLUTIONS II, INC.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this quarterly report on Form 10-Q, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader deciding whether to invest in our securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Important factors that may cause actual results to differ from projections include, for example:

•the success or failure of our efforts to implement our plan of operation;
•our ability to fund our operating expenses;
•our ability to compete with other companies that have a similar plan of operation;
•the effect of changing economic conditions impacting our plan of operation;
•our ability to meet the other risks as may be described in future filings with the SEC.

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

Dated:	December 5, 2019	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer