Form 10-K
period 2020-01-31
MULTI SOLUTIONS II, INC
filed 2020-05-14
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes ☐ No
The aggregate market value of the common stock held by non-affiliates of Multi Solutions II, Inc. as of July 31, 2019 was approximately $13,107.
           At May 5, 2020, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	17
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8.	Financial Statements and Supplementary Data	20
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	21
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	21
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence	25
Item 14.	Principal Accounting Fees and Services	26
PART IV
Item 15.	Exhibits and Financial Statement Schedules	26
Item 16.	Form 10-K Summary	27
SIGNATURES		28
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have not yet considered potential acquisition transactions with any companies, nor, as of this date, have we entered into any definitive agreement with any party. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. Notwithstanding this flexibility, we shall have no duty or obligation to analyze and investigate more than one business opportunity. In our efforts to analyze potential acquisition targets, we will consider a number of factors including, but not limited to, the following:
•Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•Potential for growth, indicated by new technology, anticipated market expansion or new products;

•Capital requirements and anticipated availability of required funds, to be provided by the target business or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•Strength and diversity of management, either in place or scheduled for recruitment;

•The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•The extent to which the business opportunity can be advanced;
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
WE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN OUR REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES.
        We have no revenues and no cash flow. It is anticipated that the amounts needed to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence will be obtained from loans or investments of capital by our shareholders, management and investors. For the years ended January 31, 2020 and 2019, we incurred net losses of $87,684 and $86,031, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we consummate a successful merger and commence business operations. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.
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

        Management and our principal shareholder currently control and vote an aggregate of 65.5% of our issued and outstanding common stock. Our management consists of J. Bryant Kirkland III, President, CEO and Chairman of our board of directors, Deborah Fasanelli, Secretary, Treasurer, and CFO, Robert L. Frome, director, and Robert M. Lundgren, director. Mr. Kirkland and Ms. Fasanelli serve as Senior Vice President, Treasurer, and Chief Financial Officer and Vice President of Finance, respectively, of Vector, our majority shareholder, although neither has investment authority or voting control over the securities owned by Vector. Consequently, management, along with our principal shareholder, acting together, have the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to shareholders for approval, including:

•Election of the board of directors;

•Removal of directors;

•Amendment to the our articles of incorporation or bylaws; and

•Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

THE RECENT CORONAVIRUS (COVID-19) PANDEMIC AND ITS IMPACT ON DEBT AND EQUITY MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND ABILITY TO OPERATE AS A GOING CONCERN.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. The outbreak of the coronavirus has resulted in a widespread health crisis and has adversely affected the economies and financial markets worldwide, business operations and the conduct of commerce generally. In particular, the global capital markets are experiencing and may continue to experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets. Such disruption could have a material adverse effect on our ability to raise additional funds through the offering of debt or equity securities, which in turn could impact our ability to operate as a going concern beyond the next twelve months.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

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

ITEM 3.LEGAL PROCEEDINGS.

There are no material pending legal proceedings of which we or any of our property is the subject as of the date of this filing.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

MULTI SOLUTIONS II, INC.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

In April 2013, our common stock was approved for quotation on the OTC Bulletin Board under the symbol MUSS, however no established public trading market exists.

Holders

        We have approximately 549 shareholders of record of our common stock as of May 5, 2020.

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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

        Our principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings. Our search for a business opportunity will not be limited to any particular geographical area or industry, including both domestic and international companies.

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $500,000, as amended on March 12, 2019, and maturing in December 2021, as amended on May 4, 2020, which we believe provides us with access to capital sufficient for the next twelve months from the issuance of this report. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

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

Results of Operations

Comparison of Years Ended January 31, 2020 and 2019

Revenues. We did not generate revenues for the years ended January 31, 2020 and 2019, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2020 and 2019 were $37,815 and $41,105, respectively. During the years ended January 31, 2020 and 2019, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $49,869 and $44,926 for the years ended January 31, 2020 and 2019, respectively. The other expense for the years ended January 31, 2020 and 2019 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the years ended January 31, 2020 and 2019 was $87,684 and $86,031, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2020, we had a cash balance of $29,772, total liabilities of $773,192 and a negative working capital balance of $23,368. Our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $500,000, as amended on March 12, 2019, and maturing in December 2021, as amended on May 4, 2020. The outstanding principal and interest balance due under the credit facility was $720,052 as of January 31, 2020, including accrued interest of $260,856. We believe this revolving credit arrangement provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

        For the year ended January 31, 2020, net cash and cash equivalents increased by $6,384. Net cash used in operations was $33,616. For the year ended January 31, 2020, no cash was provided by investing activities, and cash provided by financing activities was $40,000.

        For the year ended January 31, 2019, net cash and cash equivalents decreased by $17,336. Net cash used in operations was $32,664. For the year ended January 31, 2019, no cash was provided by investing activities, and cash provided by financing activities was $50,000.

Liquidity Sources

        We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $500,000, as amended on March 12, 2019. The outstanding principal and interest balance due under the credit facility was $720,052, including accrued interest of $260,856, as of January 31, 2020.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a smaller reporting company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated May 14, 2020, are set forth beginning on page F-1 of this annual report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2020.
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

ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	54	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	53	Secretary, Treasurer and CFO
Robert L. Frome (1)	75	Director
Robert M. Lundgren (1)	61	Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2020, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

ITEM 11.EXECUTIVE COMPENSATION

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2020, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

         We pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2020.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the number of shares of common stock beneficially owned as of May 14, 2020 by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

        The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is 4400 Biscayne Boulevard, Miami, Florida 33137.

	Shares Beneficially Owned
Name and Address	Number	Percent

Vector Group Ltd. (1) 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	1,012,655	53.3%
Michael Potter Monarch Capital Group LLC 500 Fifth Avenue, Suite 2240 New York, NY 10110	232,067	12.2%
Robert L. Frome Olshan Grundman Frome Rosenzweig & Wolosky LLP 1325 Avenue of the Americas New York, NY 10019	228,067	12.0%
J. Bryant Kirkland III 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Deborah A. Fasanelli 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Robert M. Lundgren 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
All Executive Officers and Directors as a group (4 persons)	228,067	12.0%

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

        In April 2012, we agreed to enter into a credit facility agreement for all amounts paid by Vector on our behalf in excess of $17,500. The credit facility provides in the principal amount of up to $500,000 as amended on March 12, 2019, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2021, as amended on May 4, 2020. The outstanding principal and interest balance due under the credit facility was $720,052, including accrued interest of $260,856, as of January 31, 2020.

        Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP during the years ended January 31, 2020 and January 31, 2019 were pre-approved by the audit committee.
Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $17,000 and $16,000 for the years ended January 31, 2020 and 2019, respectively.
Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services during the years ended January 31, 2020 and January 31, 2019.
Tax Fees.  No fees were billed by Marcum LLP for tax fees during the years ended January 31, 2020 and January 31, 2019.
All Other Fees.  No fees were billed by Marcum LLP for other services during the years ended January 31, 2020 and January 31, 2019.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated May 14, 2020, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
        All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.		Description

10.1		Amendment No. 8 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated May 04, 2020.

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

***		Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

ITEM 16.Form 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 14, 2020	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Solutions II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 14, 2020.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert L. Frome	Director
Robert L. Frome

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOLUTIONS II, INC.
FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2020

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Multi Solutions II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Multi Solutions II, Inc. (the “Company”) as of January 31, 2020 and 2019, the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended January 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

West Palm Beach, Florida
May 14, 2020

1

Multi Solutions II, Inc.
Balance Sheets

	January 31, 2020	January 31, 2019

ASSETS

Current assets:
Cash	$29,772	$23,388
Total assets	$29,772	$23,388

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$53,140	$48,941
Total current liabilities	53,140	48,941

Due to shareholder	720,052	630,183

Total liabilities	773,192	679,124

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,164,004)	(9,076,320)
Total shareholders' deficiency	(743,420)	(655,736)
Total liabilities and shareholders' deficiency	$29,772	$23,388

See accompanying notes to financial statements.

2

Multi Solutions II, Inc.
Statements of Operations

	Years Ended
	January 31, 2020	January 31, 2019

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	37,815	41,105
Total operating expenses	37,815	41,105

LOSS FROM OPERATIONS	(37,815)	(41,105)

OTHER EXPENSE
Interest expense	(49,869)	(44,926)
Total other expense	(49,869)	(44,926)

LOSS BEFORE TAXES	(87,684)	(86,031)

Income tax provision	—	—

NET LOSS	$(87,684)	$(86,031)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575

See accompanying notes to financial statements.

3

Multi Solutions II, Inc.
Statements of Shareholders' Deficiency

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Number	Amount			Total

Balances - February 1, 2018	1,899,575	$1,900	$8,418,684	$(8,990,289)	$(569,705)

Net loss	—	—	—	(86,031)	(86,031)

Balances - January 31, 2019	1,899,575	$1,900	$8,418,684	$(9,076,320)	$(655,736)

Net loss	—	—	—	(87,684)	(87,684)

Balances - January 31, 2020	1,899,575	$1,900	$8,418,684	$(9,164,004)	$(743,420)

See accompanying notes to financial statements.

4

Multi Solutions II, Inc.
Statements of Cash Flows

	Years Ended
	January 31, 2020	January 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,684)	$(86,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	49,869	44,926
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,199	8,441
Net cash used in operating activities	(33,616)	(32,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	40,000	50,000
Net cash provided by financing activities	40,000	50,000

NET INCREASE IN CASH	6,384	17,336

CASH AT BEGINNING OF YEAR	23,388	6,052

CASH AT END OF YEAR	$29,772	$23,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

5

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of January 31, 2020, the Company believes it has adequate cash to sustain operations for the next twelve months from the issuance date of this report.

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

6

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

NOTE 2.   DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder. The credit facility provides the principal amount up to $500,000, as amended on March 12, 2019, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2021, as amended on May 4, 2020. Principal and interest outstanding under the credit facility totaled $720,052 and $630,183, including accrued interest of $260,856 and $210,987, as of January 31, 2020 and January 31, 2019, respectively.

7

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years ended January 31,
	2020	2019
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(18,414)	(18,067)
State	21,015	(3,742)
Change in valuation allowance	(2,601)	21,809
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Years ended January 31,
	2020	2019

Income tax at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	3.52	4.35
Impact of State rate change	(27.49)	—
Change in valuation allowance	2.97	(25.35)
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2020	2019

Net operating loss	$733,522	$736,124
Gross deferred tax assets:	733,522	736,124
Less: valuation allowance	(733,522)	(736,124)
Net deferred tax asset	$—	$—

As of January 31, 2020 the Company had net operating loss carryforwards of approximately $2,992,000 which may be used to offset future taxable income. $2,904,000 expires through the year 2039, while $88,000 carries over indefinitely. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited. The tax years for the years ended January 31, 2017 through the current year remain open for federal income tax audits.
8