Form 10-Q
period 2020-04-30
MULTI SOLUTIONS II, INC
filed 2020-06-12
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30 2020

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
☒ Yes ☐ No

At June 3, 2020, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	April 30, 2020	January 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash	$25,782	$29,772
Total assets	$25,782	$29,772

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$57,121	$53,140
Total current liabilities	57,121	53,140

Due to shareholder	732,680	720,052

Total liabilities	789,801	773,192

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,184,603)	(9,164,004)
Total shareholders' deficiency	(764,019)	(743,420)
Total liabilities and shareholders' deficiency	$25,782	$29,772

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	April 30, 2020	April 30, 2019

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	7,971	7,380
Total operating expenses	7,971	7,380

LOSS FROM OPERATIONS	(7,971)	(7,380)

OTHER EXPENSE
Interest expense	(12,628)	(11,400)
Total other expense	(12,628)	(11,400)

LOSS BEFORE TAXES	(20,599)	(18,780)

Income tax provision	—	—

NET LOSS	$(20,599)	$(18,780)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2020	1,899,575	$1,900	$8,418,684	$(9,164,004)	$(743,420)

Net loss	—	—	—	(20,599)	(20,599)

Balances - April 30, 2020	1,899,575	$1,900	$8,418,684	$(9,184,603)	$(764,019)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2019	1,899,575	$1,900	$8,418,684	$(9,076,320)	$(655,736)

Net loss	—	—	—	(18,780)	(18,780)

Balances - April 30, 2019	1,899,575	$1,900	$8,418,684	$(9,095,100)	$(674,516)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30, 2020	April 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,599)	$(18,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	12,628	11,400
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,981	(7,701)
Net cash used in operating activities	(3,990)	(15,081)

NET DECREASE IN CASH	(3,990)	(15,081)

CASH AT BEGINNING OF PERIOD	29,772	23,388

CASH AT END OF PERIOD	$25,782	$8,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment. Although the Company has no present commitment from any such parties to provide funding aside from a credit facility agreement (the "Credit Facility") with its majority shareholder, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of April 30, 2020, the Company believes it has adequate cash to sustain operations for the next twelve months from the issuance date of this report.

The unaudited interim condensed financial statements of the Company as of April 30, 2020 and for the three months ended April 30, 2020 and 2019 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at April 30, 2020 and the results of its operations and its cash flows for the three months ended April 30, 2020 and 2019. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2020 filed with the Securities and Exchange Commission.

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

NOTE 2.   DUE TO SHAREHOLDER

The Company has a Credit Facility with its majority shareholder, whereby, the Credit Facility provides the principal amount up to $500,000 of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2021. Principal and interest outstanding under the credit facility totaled $732,680 and $720,052, including accrued interest of $273,483 and $260,855, as of April 30, 2020 and January 31, 2020, respectively.

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

We have negative working capital, shareholders' deficiency as of April 30, 2020 and have not generated any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector"), a majority shareholder, in the principal amount of up to $500,000, expiring in December 2021, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

If we consummate a business combination, we will use our best efforts to have our stock quoted on the OTC Bulletin Board (the “OTCBB”), and anticipate that our common stock will be eligible to trade on the OTCBB subsequent to such business combination. In addition, subsequent to such business combination, we may seek the listing of our common stock on any of the several NASDAQ markets or the NYSE American, either immediately after such business combination or sometime in the future. However, in 2011, the NASDAQ, NYSE, and NYSE American adopted a “seasoning” requirement for the listing of former reverse merger companies, which includes trading in another market for an adequate period of time at certain minimum price levels, with an adequate number of round lot shareholders and completing SEC filings during this time, although there is an exception to this requirement for firmly underwritten public offerings which generate net proceeds of at least $40 million. We may be unable to comply with seasoning requirements for listing prior to the listing deadline and we may be unable to qualify for the $40 million exception, which could adversely impact our ability to access U.S. stock exchanges. There can be no assurance that after we consummate a business combination we will be quoted on the OTCBB or be able to meet the initial listing standards of any stock exchange or quotation service, or that we will be able to maintain a listing of our common stock on any of those or any other stock exchange or quotation service. If an active trading market for our shares does not develop, the value and liquidity of our shares will be materially and adversely affected.

Comparison of Three Months Ended April 30, 2020 and 2019

Revenues. We did not generate revenues for the three months ended April 30, 2020 and 2019, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2020 and 2019 were $7,971 and $7,380, respectively. During the three months ended April 30, 2020 and 2019, such expenses consisted of professional fees associated with various corporation matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $12,628 and $11,400 for the three months ended April 30, 2020 and 2019, respectively. Other expense for the three months ended April 30, 2020 and 2019 related to interest expense on the outstanding balance of the credit facility.
Net Loss. Our net loss for the three months ended April 30, 2020 and 2019 was $20,599 and $18,780, respectively.

MULTI SOLUTIONS II, INC.
Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of April 30, 2020, we had a cash balance of $25,782, total liabilities of $789,801 and a negative working capital balance of approximately $31,300. We believe our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

We have an 11% revolving credit facility with Vector in the principal amount of up to $500,000, maturing in December 2021, and the outstanding principal and interest balance owed to Vector as of April 30, 2020 was $732,680, including accrued interest of $273,483. We believe this revolving credit facility provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the three months ended April 30, 2020, net cash and cash equivalents decreased by $3,990. Net cash used in operations was $3,990. For the three months ended April 30, 2020, no cash was provided by investing and financing activities.

For the three months ended April 30, 2019, net cash and cash equivalents decreased by $15,081. Net cash used in operations was $15,081. For the three months ended April 30, 2019, no cash was provided by investing and financing activities.

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

Our significant accounting policies are described in more detail in Note 1 to our financial statements included in the annual report on Form 10-K for the year ended January 31, 2020.

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

Dated:	June 12, 2020	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer