Form 10-K
period 2021-01-31
MULTI SOLUTIONS II, INC
filed 2021-04-13
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MULTI SOLUTIONS II, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Florida	000-12162	22-2418056
(State or other jurisdiction of incorporation incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)
4400 Biscayne Boulevard
Miami, FL 33137
305-579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	MUSS	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes ☐ No
The aggregate market value of the common stock held by non-affiliates of Multi Solutions II, Inc. as of July 31, 2020 was approximately $197,746.
At March 11, 2021, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Mine Safety Disclosures	15
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	16
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	21
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	21
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence	25
Item 14.	Principal Accounting Fees and Services	26
PART IV
Item 15.	Exhibits and Financial Statement Schedules	27
Item 16.	Form 10-K Summary	28
SIGNATURES		29
EX-10.10
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

Human Capital

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

Risks Associated with our Business

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

Risks Associated with Business Combinations

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING BUSINESS AND OUR SHAREHOLDERS WILL NOT KNOW WHAT BUSINESS WE WILL ENTER INTO UNTIL WE CONSUMMATE A TRANSACTION.

There is a risk that we will be unable to consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since 2005. While we have no significant assets or financial resources, in April 2012 we issued an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $150,000, which was later amended to increase the available amount to $550,000 which we believe provides us with sufficient capital. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

DUE TO THE CONTROL BY MANAGEMENT AND OUR PRINCIPAL SHAREHOLDER OF 65.3% OF OUR OUTSTANDING COMMON STOCK, OUR NON-MANAGEMENT SHAREHOLDERS WILL HAVE LITTLE POWER TO CHOOSE MANAGEMENT OR IMPACT OPERATIONS.

Management and our principal shareholder currently control and vote an aggregate of 65.3% of our issued and outstanding common stock. Our management consists of J. Bryant Kirkland III, President, CEO and Chairman of our board of directors, Deborah Fasanelli, Secretary, Treasurer, and CFO, Robert L. Frome, director, and Robert M. Lundgren, director. Mr. Kirkland and Ms. Fasanelli serve as Senior Vice President, Treasurer, and Chief Financial Officer and Vice President of Finance, respectively, of Vector, our majority shareholder, although neither has investment authority or voting control over the securities owned by Vector. Consequently, management, along with our principal shareholder, acting together, have the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to shareholders for approval, including:

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

WE MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN A BUSINESS COMBINATION, WHICH COULD INCREASE THE COST OF A BUSINESS COMBINATION OR DETER THIRD PARTIES FROM ENTERING INTO CERTAIN BUSINESS COMBINATIONS.

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
OUR SEARCH FOR A BUSINESS COMBINATION, AND ANY TARGET BUSINESS WITH WHICH WE ULTIMATELY CONSUMMATE A BUSINESS COMBINATION, MAY BE MATERIALLY AFFECTED BY THE CORONAVIRUS (COVID-19) PANDEMIC.
We may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted. If the disruptions posed by the COVID-19 continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business in which we ultimately consummate a business combination, may be materially adversely affected.

Risks Associated with our Common Stock and Liquidity

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

WE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN OUR REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES.

    We have no revenues and no cash flow. It is anticipated that the amounts needed to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence will be obtained from loans or investments of capital by our shareholders, management and investors. For the years ended January 31, 2021 and 2020, we incurred net losses of $92,167 and $87,684, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we consummate a successful merger and commence business operations. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.
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

Risks Associated with Blank Check Companies

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

Holders

    We have approximately 546 shareholders of record of our common stock as of March 11, 2021.

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

    Reserved.

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

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $550,000, maturing in December 2022, as amended on April 9, 2021, which we believe provides us with access to capital sufficient for the next twelve months from the issuance of this report. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

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

We may consider acquiring a business which has recently commenced operations, a developing company in need of additional funds for expansion into new products or markets, a company seeking to develop a new product or service, or an established business that may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital, but desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Results of Operations

Comparison of Years Ended January 31, 2021 and 2020

Revenues. We did not generate revenues for the years ended January 31, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2021 and 2020 were $40,697 and $37,815, respectively. During the years ended January 31, 2021 and 2020, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $51,470 and $49,869 for the years ended January 31, 2021 and 2020, respectively. The other expense for the years ended January 31, 2021 and 2020 related to interest expense on the outstanding balance of the 11% revolving credit facility due December 2022.
Net Loss. Our net loss for the years ended January 31, 2021 and 2020 was $92,167 and $87,684, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the credit facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2021, we had a cash balance of $8,608, total liabilities of $844,195 and a negative working capital balance of $54,065. We believe our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $550,000, maturing in December 2022, as amended on April 9, 2021. At January 31, 2021, the outstanding principal and interest balance due under the credit facility were $469,197 and $312,325, respectively, for a total of $781,522. We believe this revolving credit arrangement provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

    For the year ended January 31, 2021, net cash and cash equivalents decreased by $21,164. Net cash used in operations was $31,164. For the year ended January 31, 2021, no cash was provided by investing activities, and cash provided by financing activities was $10,000.

    For the year ended January 31, 2020, net cash and cash equivalents increased by $6,384. Net cash used in operations was $33,616. For the year ended January 31, 2020, no cash was provided by investing activities, and cash provided by financing activities was $40,000.

Liquidity Sources

    We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $550,000, as amended on April 9, 2021. At January 31, 2021, the outstanding principal and interest balance due under the credit facility were $469,197 and $312,325, respectively, for a total of $781,522.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated April 12, 2021, are set forth beginning on page F-1 of this annual report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2021.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Material Changes in Internal Control

There were no changes in our internal control over financial reporting during the year ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	55	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	54	Secretary, Treasurer and CFO
Robert L. Frome (1)	81	Director
Robert M. Lundgren (1)	62	Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2021, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

ITEM 11.EXECUTIVE COMPENSATION

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2021, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

    We pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
J. Bryant Kirkland III	$2,500	—	—	—	$2,500
Robert L. Frome	$2,500	—	—	—	$2,500
Robert M. Lundgren	$2,500	—	—	—	$2,500

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth the number of shares of common stock beneficially owned as of April 12, 2021 by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

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

(1) J. Bryant Kirkland III, our Chairman, President, and CEO, serves as Senior Vice President, Treasurer and Chief Financial Officer of Vector. However, Mr. Kirkland has no investment authority or voting control over the securities owned by Vector. The other executive officers of Vector are Howard M. Lorber, President and Chief Executive Officer, Richard Lampen, Executive Vice President and CEO, Marc N. Bell, Senior Vice President, Secretary and General Counsel, Nicholas P. Anson, President and CEO of Vector's Liggett Group LLC subsidiary, and J. David Ballard, Senior Vice President, Enterprise and Chief Technology Officer. The directors of Vector are Mr. Lorber, Bennett S. LeBow, Stanley S. Arkin, Henry C. Beinstein, Ronald J. Bernstein, Paul V. Carlucci, Mr. Lampen, Jean E. Sharpe and Barry Watkins.

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

    In April 2012, we agreed to enter into a credit facility agreement for all amounts paid by Vector on our behalf in excess of $17,500. The credit facility provides in the principal amount of up to $550,000 as amended on April 9, 2021 of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2022, as amended on April 9, 2021. The outstanding principal and interest balance due under the credit facility was $781,522, including accrued interest of $312,325, as of January 31, 2021.

    Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP during the years ended January 31, 2021 and January 31, 2020 were pre-approved by the audit committee.

Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $18,000 and $17,000 for the years ended January 31, 2021 and 2020, respectively.

Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services during the years ended January 31, 2021 and January 31, 2020.

Tax Fees.  No fees were billed by Marcum LLP for tax fees during the years ended January 31, 2021 and January 31, 2020.

All Other Fees.  No fees were billed by Marcum LLP for other services during the years ended January 31, 2021 and January 31, 2020.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated April 12, 2021, appear beginning on page F-1 of this report.

FINANCIAL STATEMENT SCHEDULES:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS:

(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.	Description

* 2.1	Articles of Merger filed with the State of Florida September 23, 2011 (incorporated by reference to Exhibit 2.1 to the Company's Form 10-12G/A dated August 9, 2012).

* 2.2	Certificate of Merger filed with the State of New Jersey September 29, 2011 (incorporated by reference to Exhibit 2.2 to the Company's Form 10-12G/A dated August 9, 2012).

* 3.1	Articles of Incorporation of the Company dated September 21, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-12G dated June 18, 2012).

* 3.2	Articles of Amendment of the Company dated October 4, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-12G dated June 18, 2012).

* 3.3	By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Form 10-12G dated June 18, 2012).

* 10.1	Revolving Credit Promissory Note dated April 23, 2012 by the Company in favor of Vector Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-12G dated June 18, 2012).

* 10.2	Amendment No. 1 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated December 17, 2012).

* 10.3	Amendment No. 2 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated May 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated May 13, 2013).

* 10.4	Amendment No. 3 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated November 22, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated November 25, 2013).

* 10.5	Amendment No. 4 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated December 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated December 15, 2014).

* 10.6	Amendment No. 5 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 3, 2015).

No.		Description

* 10.7		Amendment No. 6 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated December 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 16, 2018).

* 10.8		Amendment No. 7 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 9, 2019).

* 10.9		Amendment No. 8 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated May 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated May 14, 2020).

10.10		Amendment No. 9 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated April 9, 2021.

* 10.11		Agreement Regarding Conflicts of Interest dated August 8, 2012 among the Company, Multi Soft II, Inc., J. Bryant Kirkland III, Deborah Fasanelli, Robert Frome and Robert Lundgren (incorporated by reference to Exhibit 10.2 to the Company's Form 10-12G/A dated August 24, 2012).

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

*		Incorporated by reference
***		Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 12, 2021	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Solutions II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2021.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert L. Frome	Director
Robert L. Frome

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOLUTIONS II, INC.
FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2021

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Multi Solutions II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Multi Solutions II, Inc. (the “Company”) as of January 31, 2021 and 2020, the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended January 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2011.

West Palm Beach, Florida
April 12, 2021

1

Multi Solutions II, Inc.
Balance Sheets

	January 31, 2021	January 31, 2020

ASSETS

Current assets:
Cash	$8,608	$29,772
Total assets	$8,608	$29,772

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$62,673	$53,140
Total current liabilities	62,673	53,140

Due to shareholder	781,522	720,052

Total liabilities	844,195	773,192

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,256,171)	(9,164,004)
Total shareholders' deficiency	(835,587)	(743,420)
Total liabilities and shareholders' deficiency	$8,608	$29,772

See accompanying notes to financial statements.

2

Multi Solutions II, Inc.
Statements of Operations

	Years Ended
	January 31, 2021	January 31, 2020

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	40,697	37,815
Total operating expenses	40,697	37,815

LOSS FROM OPERATIONS	(40,697)	(37,815)

OTHER EXPENSE
Interest expense	(51,470)	(49,869)
Total other expense	(51,470)	(49,869)

LOSS BEFORE TAXES	(92,167)	(87,684)

Income tax provision	—	—

NET LOSS	$(92,167)	$(87,684)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575

See accompanying notes to financial statements.

3

Multi Solutions II, Inc.
Statements of Shareholders' Deficiency

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Number	Amount			Total

Balances - February 1, 2019	1,899,575	$1,900	$8,418,684	$(9,076,320)	$(655,736)

Net loss	—	—	—	(87,684)	(87,684)

Balances - January 31, 2020	1,899,575	$1,900	$8,418,684	$(9,164,004)	$(743,420)

Net loss	—	—	—	(92,167)	(92,167)

Balances - January 31, 2021	1,899,575	$1,900	$8,418,684	$(9,256,171)	$(835,587)

See accompanying notes to financial statements.

4

Multi Solutions II, Inc.
Statements of Cash Flows

	Years Ended
	January 31, 2021	January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,167)	$(87,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	51,470	49,869
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	9,533	4,199
Net cash used in operating activities	(31,164)	(33,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	10,000	40,000
Net cash provided by financing activities	10,000	40,000

NET (DECREASE) INCREASE IN CASH	(21,164)	6,384

CASH AT BEGINNING OF YEAR	29,772	23,388

CASH AT END OF YEAR	$8,608	$29,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of January 31, 2021, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

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

NOTE 2.   DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder. The credit facility provides the principal amount up to $550,000, as amended on April 9, 2021, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2022, as amended on April 9, 2021. Principal and interest outstanding under the credit facility totaled $781,522 and $720,052, including accrued interest of $312,325 and $260,856, as of January 31, 2021 and January 31, 2020, respectively.

7

MULTI SOLUTIONS II, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years ended January 31,
	2021	2020
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(19,355)	(18,414)
State	(3,244)	21,015
Change in valuation allowance	22,599	(2,601)
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Years ended January 31,
	2021	2020

Income tax at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	3.52	3.52
Impact of State rate change	—	(27.49)
Change in valuation allowance	(24.52)	2.97
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2021	2020

Net operating loss	$756,121	$733,522
Gross deferred tax assets:	756,121	733,522
Less: valuation allowance	(756,121)	(733,522)
Net deferred tax asset	$—	$—

As of January 31, 2021 the Company had net operating loss carryforwards of approximately $3,084,000 which may be used to offset future taxable income. $2,904,000 expires through the year 2039, while $180,000 carries over indefinitely. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited. The tax years for the years ended January 31, 2018 through the current year remain open for federal income tax audits.
8