Form 10-Q
period 2021-04-30
MULTI SOLUTIONS II, INC
filed 2021-06-11
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30 2021

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
☒ Yes ☐ No
At May 18, 2021, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	April 30, 2021	January 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash	$12,729	$8,608
Total assets	$12,729	$8,608

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$54,975	$62,673
Total current liabilities	54,975	62,673

Due to shareholder	814,599	781,522

Total liabilities	869,574	844,195

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,277,429)	(9,256,171)
Total shareholders' deficiency	(856,845)	(835,587)
Total liabilities and shareholders' deficiency	$12,729	$8,608

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	April 30, 2021	April 30, 2020

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	8,181	7,971
Total operating expenses	8,181	7,971

LOSS FROM OPERATIONS	(8,181)	(7,971)

OTHER EXPENSE
Interest expense	(13,077)	(12,628)
Total other expense	(13,077)	(12,628)

LOSS BEFORE TAXES	(21,258)	(20,599)

Income tax provision	—	—

NET LOSS	$(21,258)	$(20,599)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2021	1,899,575	$1,900	$8,418,684	$(9,256,171)	$(835,587)

Net loss	—	—	—	(21,258)	(21,258)

Balances - April 30, 2021	1,899,575	$1,900	$8,418,684	$(9,277,429)	$(856,845)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2020	1,899,575	$1,900	$8,418,684	$(9,164,004)	$(743,420)

Net loss	—	—	—	(20,599)	(20,599)

Balances - April 30, 2020	1,899,575	$1,900	$8,418,684	$(9,184,603)	$(764,019)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30, 2021	April 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,258)	$(20,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	13,077	12,628
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(7,698)	3,981
Net cash used in operating activities	(15,879)	(3,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	20,000	—
Net cash provided by financing activities	20,000	—

NET INCREASE (DECREASE) IN CASH	4,121	(3,990)

CASH AT BEGINNING OF PERIOD	8,608	29,772

CASH AT END OF PERIOD	$12,729	$25,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of April 30, 2021, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

The unaudited interim condensed financial statements of the Company as of April 30, 2021 and for the three months ended April 30, 2021 and 2020 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at April 30, 2021 and the results of its operations and its cash flows for the three months ended April 30, 2021 and 2020. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2021 filed with the Securities and Exchange Commission.

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

NOTE 2.   DUE TO SHAREHOLDER

The Company has a Credit Facility with its majority shareholder, whereby, the Credit Facility provides the principal amount up to $550,000 of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2022. Principal and interest outstanding under the credit facility totaled $814,599 and $781,522, including accrued interest of $325,402 and $312,325, as of April 30, 2021 and January 31, 2021, respectively.

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

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $550,000, expiring in December 2022, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this report. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

Our management has not had any meaningful discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Comparison of Three Months Ended April 30, 2021 and 2020

Revenues. We did not generate revenues for the three months ended April 30, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2021 and 2020 were $8,181 and $7,971, respectively. During the three months ended April 30, 2021 and 2020, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effect a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $13,077 and $12,628 for the three months ended April 30, 2021 and 2020, respectively. Other expense for the three months ended April 30, 2021 and 2020 related to interest expense on the outstanding balance of the credit facility.

Net Loss. Our net loss for the three months ended April 30, 2021 and 2020 was $21,258 and $20,599, respectively.

MULTI SOLUTIONS II, INC.
Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of April 30, 2021, we had a cash balance of $12,729, total liabilities of $869,574 and a negative working capital balance of approximately $42,200. We believe our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

We have an 11% revolving credit facility with Vector in the principal amount of up to $550,000, maturing in December 2022, and the outstanding principal and interest balance owed to Vector as of April 30, 2021 was $814,599, including accrued interest of $325,402. We believe this revolving credit facility provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the three months ended April 30, 2021, net cash and cash equivalents increased by $4,121. Net cash used in operations was $15,879, compared to $3,990 for the three months ended April 30, 2020. The change in cash used for operations related to timing of payments.

For the three months ended April 30, 2021 and 2020, no cash was provided by investing activities.

For the three months ended April 30, 2021, cash provided by financing activities was $20,000 and was associated with borrowing under the revolving credit facility. For the three months ended April 30, 2020, no cash was provided by financing activities.

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

Our significant accounting policies are described in more detail in Note 1 to our condensed financial statements included in the annual report on Form 10-K for the year ended January 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this quarterly report on Form 10-Q, forward-looking statements are generally identified by the words such as “anticipate”, “believe”, “continue”, "could", “believe,” “estimate”, “expect,” “intend”, “may be,” “objective”, “opportunistically”, “plan”, “potential”, “predict”, “project”, “prospects”, “seek” or “will be” and similar expressions. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader deciding whether to invest in our securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Important factors that may cause actual results to differ from projections include, for example:

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

Dated:	June 11, 2021	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer