Form 10-Q
period 2021-07-31
MULTI SOLUTIONS II, INC
filed 2021-09-14
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2021

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
☒ Yes ☐ No
At August 24, 2021, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	July 31, 2021	January 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash	$9,348	$8,608
Total assets	$9,348	$8,608

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$56,173	$62,673
Total current liabilities	56,173	62,673

Due to shareholder	831,091	781,522

Total liabilities	887,264	844,195

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,298,500)	(9,256,171)
Total shareholders' deficiency	(877,916)	(835,587)
Total liabilities and shareholders' deficiency	$9,348	$8,608

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	7,298	7,720	15,479	15,691
Total operating expenses	7,298	7,720	15,479	15,691

LOSS FROM OPERATIONS	(7,298)	(7,720)	(15,479)	(15,691)

OTHER EXPENSE
Interest expense	(13,773)	(12,908)	(26,850)	(25,536)
Total other expense	(13,773)	(12,908)	(26,850)	(25,536)

LOSS BEFORE TAXES	(21,071)	(20,628)	(42,329)	(41,227)

Income tax provision	—	—	—	—

NET LOSS	$(21,071)	$(20,628)	$(42,329)	$(41,227)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - May 1, 2021	1,899,575	$1,900	$8,418,684	$(9,277,429)	$(856,845)

Net loss	—	—	—	(21,071)	(21,071)

Balances - July 31, 2021	1,899,575	$1,900	$8,418,684	$(9,298,500)	$(877,916)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - May 1, 2020	1,899,575	$1,900	$8,418,684	$(9,184,603)	$(764,019)

Net loss	—	—	—	(20,628)	(20,628)

Balances - July 31, 2020	1,899,575	$1,900	$8,418,684	$(9,205,231)	$(784,647)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2021	1,899,575	$1,900	$8,418,684	$(9,256,171)	$(835,587)

Net loss	—	—	—	(42,329)	(42,329)

Balances - July 31, 2021	1,899,575	$1,900	$8,418,684	$(9,298,500)	$(877,916)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2020	1,899,575	$1,900	$8,418,684	$(9,164,004)	$(743,420)

Net loss	—	—	—	(41,227)	(41,227)

Balances - July 31, 2020	1,899,575	$1,900	$8,418,684	$(9,205,231)	$(784,647)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31, 2021	July 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,329)	$(41,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	26,850	25,536
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(6,500)	(3,874)
Net cash used in operating activities	(21,979)	(19,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	22,719	—
Net cash provided by financing activities	22,719	—

NET INCREASE (DECREASE) IN CASH	740	(19,565)

CASH AT BEGINNING OF PERIOD	8,608	29,772

CASH AT END OF PERIOD	$9,348	$10,207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As disclosed in Note, the Company increased its borrowing capacity on the credit facility to $600,000. As of July 31, 2021, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

The unaudited interim condensed financial statements of the Company as of July 31, 2021 and for the three and six months ended July 31, 2021 and 2020 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at July 31, 2021, the results of its operations for the three and six months ended July 31, 2021 and 2020, and the results of its cash flows for the six months ended July 31, 2021 and 2020. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2021 filed with the Securities and Exchange Commission.

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

NOTE 2.   DUE TO SHAREHOLDER

The Company has a Credit Facility with its majority shareholder, whereby, the Credit Facility provides the principal amount up to $600,000, as amended as of September 10, 2021, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2023. As of July 31, 2021 and January 31, 2021, respectively, principal and interest outstanding under the credit facility totaled $831,091 and $781,522, including principal of $491,916 and $469,197, respectively, and accrued interest of $339,175 and $312,325, respectively.

Interest expense related to the credit facility was $13,773 and $12,908 for the three months ended July 31, 2021 and 2020, respectively; and, $26,850 and $25,536 for the six months ended July 31, 2021 and 2020, respectively.

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

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $600,000, maturing in December 2023, as amended as of September 10, 2021, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this report. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

Recent Developments

On June 16, 2021, Robert L. Frome notified the Multi Solutions II, Inc. (the “Company”) of his resignation as a director of the Company effective immediately. Mr. Frome's resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company's operations, policies or practices.

Results of Operations

Comparison of Three Months Ended July 31, 2021 and 2020

Revenues. We did not generate revenues for the three months ended July 31, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2021 and 2020 were $7,298 and $7,720, respectively. During the three months ended July 31, 2021 and 2020, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effect a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

MULTI SOLUTIONS II, INC.
Other Expense. Other expense was $13,773 and $12,908 for the three months ended July 31, 2021 and 2020, respectively. Other expense for the three months ended July 31, 2021 and 2020 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended July 31, 2021 and 2020 was $21,071 and $20,628, respectively.

Comparison of Six Months Ended July 31, 2021 and 2020

Revenues. We did not generate revenues for the six months ended July 31, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2021 and 2020 were $15,479 and $15,691, respectively. During the six months ended July 31, 2021 and 2020, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effect a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $26,850 and $25,536 for the six months ended July 31, 2021 and 2020, respectively. Other expense for the six months ended July 31, 2021 and 2020 related to interest expense on the outstanding balance of the credit facility.

Net Loss. Our net loss for the six months ended July 31, 2021 and 2020 was $42,329 and $41,227, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of July 31, 2021, we had a cash balance of $9,348, total liabilities of $887,264 and a negative working capital balance of approximately $46,800. We believe our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

We have an 11% revolving credit facility with Vector in the principal amount of up to $600,000, maturing in December 2023, as amended as of September 10, 2021. The outstanding principal and interest owed to Vector as of July 31, 2021 was $831,091, which included principal of $491,916 and accrued interest of $339,175. We believe this revolving credit facility provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the six months ended July 31, 2021, net cash and cash equivalents increased by $740. Net cash used in operations was $21,979, compared to $19,565 for the six months ended July 31, 2020. The change in cash used for operations related to timing of payments.

MULTI SOLUTIONS II, INC.
For the six months ended July 31, 2021 and 2020, no cash was provided by investing activities.

For the six months ended July 31, 2021, cash provided by financing activities was $22,719 and was associated with borrowing under the revolving credit facility. For the six months ended July 31, 2020, no cash was provided by financing activities.

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

MULTI SOLUTIONS II, INC.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this quarterly report on Form 10-Q, forward-looking statements are generally identified by the words such as “anticipate”, “believe”, “continue”, "could", “estimate”, “expect,” “intend”, “may be,” “objective”, “opportunistically”, “plan”, “potential”, “predict”, “project”, “prospects”, “seek” or “will be” and similar expressions. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader deciding whether to invest in our securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Important factors that may cause actual results to differ from projections include, for example:

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

MULTI SOLUTIONS II, INC.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings of which we or any of our property is the subject as of the date of this filing.

ITEM 6.    EXHIBITS

No.		Description

10.1		Amendment No. 10 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated September 10, 2021.

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

***		Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 14, 2021	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer