Form 10-Q
period 2021-10-31
MULTI SOLUTIONS II, INC
filed 2021-12-07
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2021

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
☒ Yes ☐ No
At November 17, 2021, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	October 31, 2021	January 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash	$13,946	$8,608
Total assets	$13,946	$8,608

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$7,225	$62,673
Total current liabilities	7,225	62,673

Due to shareholder	906,491	781,522

Total liabilities	913,716	844,195

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,320,354)	(9,256,171)
Total shareholders' deficiency	(899,770)	(835,587)
Total liabilities and shareholders' deficiency	$13,946	$8,608

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	7,337	7,029	22,816	22,720
Total operating expenses	7,337	7,029	22,816	22,720

LOSS FROM OPERATIONS	(7,337)	(7,029)	(22,816)	(22,720)

OTHER EXPENSE
Interest expense	(14,517)	(12,909)	(41,367)	(38,445)
Total other expense	(14,517)	(12,909)	(41,367)	(38,445)

LOSS BEFORE TAXES	(21,854)	(19,938)	(64,183)	(61,165)

Income tax provision	—	—	—	—

NET LOSS	$(21,854)	$(19,938)	$(64,183)	$(61,165)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - August 1, 2021	1,899,575	$1,900	$8,418,684	$(9,298,500)	$(877,916)

Net loss	—	—	—	(21,854)	(21,854)

Balances - October 31, 2021	1,899,575	$1,900	$8,418,684	$(9,320,354)	$(899,770)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - August 1, 2020	1,899,575	$1,900	$8,418,684	$(9,205,231)	$(784,647)

Net loss	—	—	—	(19,938)	(19,938)

Balances - October 31, 2020	1,899,575	$1,900	$8,418,684	$(9,225,169)	$(804,585)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2021	1,899,575	$1,900	$8,418,684	$(9,256,171)	$(835,587)

Net loss	—	—	—	(64,183)	(64,183)

Balances - October 31, 2021	1,899,575	$1,900	$8,418,684	$(9,320,354)	$(899,770)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2020	1,899,575	$1,900	$8,418,684	$(9,164,004)	$(743,420)

Net loss	—	—	—	(61,165)	(61,165)

Balances - October 31, 2020	1,899,575	$1,900	$8,418,684	$(9,225,169)	$(804,585)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31, 2021	October 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,183)	$(61,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	41,367	38,445
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(55,448)	(2,399)
Net cash used in operating activities	(78,264)	(25,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	83,602	—
Net cash provided by financing activities	83,602	—

NET INCREASE (DECREASE) IN CASH	5,338	(25,119)

CASH AT BEGINNING OF PERIOD	8,608	29,772

CASH AT END OF PERIOD	$13,946	$4,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As disclosed in Note 2, the Company increased its borrowing capacity on the credit facility to $600,000. As of October 31, 2021, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

The unaudited interim condensed financial statements of the Company as of October 31, 2021 and for the three and nine months ended October 31, 2021 and 2020 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at October 31, 2021, the results of its operations for the three and nine months ended October 31, 2021 and 2020, and the results of its cash flows for the nine months ended October 31, 2021 and 2020. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2021 filed with the Securities and Exchange Commission.

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

NOTE 2.   DUE TO SHAREHOLDER

The Company has a Credit Facility with its majority shareholder, whereby, the Credit Facility provides the principal amount up to $600,000, as amended as of September 10, 2021, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2023. As of October 31, 2021 and January 31, 2021, respectively, principal and interest outstanding under the credit facility totaled $906,491 and $781,522, including principal of $552,799 and $469,197, respectively, and accrued interest of $353,692 and $312,325, respectively.

Interest expense related to the credit facility was $14,517 and $12,909 for the three months ended October 31, 2021 and 2020, respectively; and, $41,367 and $38,445 for the nine months ended October 31, 2021 and 2020, respectively.

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

Results of Operations

Comparison of Three Months Ended October 31, 2021 and 2020

Revenues. We did not generate revenues for the three months ended October 31, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2021 and 2020 were $7,337 and $7,029, respectively. During the three months ended October 31, 2021 and 2020, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effect a merger or

MULTI SOLUTIONS II, INC.
other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $14,517 and $12,909 for the three months ended October 31, 2021 and 2020, respectively. Other expense for the three months ended October 31, 2021 and 2020 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended October 31, 2021 and 2020 was $21,854 and $19,938, respectively.

Comparison of Nine Months Ended October 31, 2021 and 2020

Revenues. We did not generate revenues for the nine months ended October 31, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2021 and 2020 were $22,816 and $22,720, respectively. During the nine months ended October 31, 2021 and 2020, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effect a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $41,367 and $38,445 for the nine months ended October 31, 2021 and 2020, respectively. Other expense for the nine months ended October 31, 2021 and 2020 related to interest expense on the outstanding balance of the credit facility.

Net Loss. Our net loss for the nine months ended October 31, 2021 and 2020 was $64,183 and $61,165, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of October 31, 2021, we had a cash balance of $13,946, total liabilities of $913,716 and a positive working capital balance of approximately $6,700. We believe our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

We have an 11% revolving credit facility with Vector in the principal amount of up to $600,000, maturing in December 2023, as amended as of September 10, 2021. The outstanding principal and interest owed to Vector as of October 31, 2021 was $906,491, which included principal of $552,799 and accrued interest of $353,692. We believe this revolving credit facility provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

MULTI SOLUTIONS II, INC.
Discussion of Cash Flows

For the nine months ended October 31, 2021, net cash and cash equivalents increased by $5,338. Net cash used in operations was $78,264, compared to $25,119 for the nine months ended October 31, 2020. The change in cash used for operations is primarily attributable to the payment of a long standing payable in the amount of $47,800 made in the third quarter of 2022. The payment was sourced from borrowing under the revolving credit facility.

For the nine months ended October 31, 2021 and 2020, no cash was provided by investing activities.

For the nine months ended October 31, 2021, cash provided by financing activities was $83,602 and was associated with borrowing under the revolving credit facility. For the nine months ended October 31, 2020, no cash was provided by financing activities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Estimates

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

Our significant accounting estimates are described in more detail in Note 1 to our financial statements included in the annual report on Form 10-K for the year ended January 31, 2021.

MULTI SOLUTIONS II, INC.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report on Form 10-Q discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this quarterly report on Form 10-Q, forward-looking statements are generally identified by the words such as “anticipate”, “believe”, “continue”, "could", “estimate”, “expect,” “intend”, “may be,” “objective”, “opportunistically”, “plan”, “potential”, “predict”, “project”, “prospects”, “seek” or “will be” and similar words or phrases or their negatives. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader deciding whether to invest in our securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. Important factors that may cause actual results to differ from projections include, for example:

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

MULTI SOLUTIONS II, INC.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings of which we or any of our property is the subject as of the date of this filing.

ITEM 6.    EXHIBITS

No.		Description

* 10.1	Amendment No. 10 to Revolving Credit Promissory Note by and between Multi Solutions II,
Inc. and Vector Group Ltd. dated September 10, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended July 31, 2021).

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

Dated:	December 7, 2021	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer