Form 10-Q
period 2022-07-31
MULTI SOLUTIONS II, INC
filed 2022-09-13
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2022

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
☒ Yes ☐ No
At September 8, 2022, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	July 31, 2022	January 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$12,126	$7,375
Total assets	$12,126	$7,375

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$6,405	$16,623
Total current liabilities	6,405	16,623

Due to shareholder	985,738	922,031

Total liabilities	992,143	938,654

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,400,601)	(9,351,863)
Total shareholders' deficiency	(980,017)	(931,279)
Total liabilities and shareholders' deficiency	$12,126	$7,375

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	9,806	7,298	17,032	15,479
Total operating expenses	9,806	7,298	17,032	15,479

LOSS FROM OPERATIONS	(9,806)	(7,298)	(17,032)	(15,479)

OTHER EXPENSE
Interest expense	(16,190)	(13,773)	(31,706)	(26,850)
Total other expense	(16,190)	(13,773)	(31,706)	(26,850)

LOSS BEFORE TAXES	(25,996)	(21,071)	(48,738)	(42,329)

Income tax provision	—	—	—	—

NET LOSS	$(25,996)	$(21,071)	$(48,738)	$(42,329)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575	1,899,575	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - May 1, 2022	1,899,575	$1,900	$8,418,684	$(9,374,605)	$(954,021)

Net loss	—	—	—	(25,996)	(25,996)

Balances - July 31, 2022	1,899,575	$1,900	$8,418,684	$(9,400,601)	$(980,017)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - May 1, 2021	1,899,575	$1,900	$8,418,684	$(9,277,429)	$(856,845)

Net loss	—	—	—	(21,071)	(21,071)

Balances - July 31, 2021	1,899,575	$1,900	$8,418,684	$(9,298,500)	$(877,916)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2022	1,899,575	$1,900	$8,418,684	$(9,351,863)	$(931,279)

Net loss	—	—	—	(48,738)	(48,738)

Balances - July 31, 2022	1,899,575	$1,900	$8,418,684	$(9,400,601)	$(980,017)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2021	1,899,575	$1,900	$8,418,684	$(9,256,171)	$(835,587)

Net loss	—	—	—	(42,329)	(42,329)

Balances - July 31, 2021	1,899,575	$1,900	$8,418,684	$(9,298,500)	$(877,916)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31, 2022	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,738)	$(42,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	31,706	26,850
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(10,218)	(6,500)
Net cash used in operating activities	(27,250)	(21,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	32,001	22,719
Net cash provided by financing activities	32,001	22,719

NET INCREASE IN CASH	4,751	740

CASH AT BEGINNING OF PERIOD	7,375	8,608

CASH AT END OF PERIOD	$12,126	$9,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As disclosed in Note 2, the Company increased its borrowing capacity on the credit facility to $700,000. As of July 31, 2022, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

The unaudited interim condensed financial statements of the Company as of July 31, 2022 and for the three and six months ended July 31, 2022 and 2021 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at July 31, 2022, the results of its operations for the three and six months ended July 31, 2022 and 2021, and the results of its cash flows for the six months ended July 31, 2022 and 2021. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2022 filed with the Securities and Exchange Commission ("SEC").

(B) Financial Instruments

The carrying amounts of cash and accounts payable and credit facility approximate their fair values due to their short term nature and that they are receivable or payable upon demand. However, considerable judgment is involved in making fair value determinations and current estimates of fair value may differ significantly from amounts presented herein.

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

(F) New Accounting Pronouncements

Accounting Standards Updates to be adopted in the future

Management does not believe that recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.
SEC Proposed Rules

On March 21, 2022, the SEC proposed rule changes that hat would require registrants to provide certain climate-related information in their registration statements and annual reports. The proposed rules would require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks would also include disclosure of a registrant's greenhouse gas emissions, which have become a commonly used metric to assess a registrant's exposure to such risks. In addition, under the proposed rules, certain climate-related financial metrics would be required in a registrant's audited financial statements. The Company is currently evaluating the impact of the proposed rule changes.

(G) Subsequent Events:

The Company has evaluated subsequent events through September 13, 2022, the date the financial statements were issued.

MULTI SOLUTIONS II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 2.   DUE TO SHAREHOLDER

The Company has a credit facility with its majority shareholder, whereby, the credit facility provides the principal amount up to $700,000, as amended as of June 10, 2022, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2025. As of July 31, 2022 and January 31, 2022, respectively, principal and interest outstanding under the credit facility totaled $985,738 and $922,031, including principal of $584,800 and $552,799, respectively, and accrued interest of $400,938 and $369,232, respectively. Interest expense related to the credit facility was $16,190 and $13,773 for the three months ended July 31, 2022 and 2021, respectively; and $31,706 and $26,850 for the six months ended July 31, 2022 and 2021, respectively.

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

MULTI SOLUTIONS II, INC.
Results of Operations

Comparison of Three Months Ended July 31, 2022 and 2021

Revenues. We did not generate revenues for the three months ended July 31, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2022 and 2021 were $9,806 and $7,298, respectively. During the three months ended July 31, 2022 and 2021, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $16,190 and $13,773 for the three months ended July 31, 2022 and 2021, respectively. Other expense for the three months ended July 31, 2022 and 2021 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended July 31, 2022 and 2021 was $25,996 and $21,071, respectively.

Comparison of Six Months Ended July 31, 2022 and 2021

Revenues. We did not generate revenues for the six months ended July 31, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2022 and 2021 were $17,032 and $15,479, respectively. During the six months ended July 31, 2022 and 2021, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $31,706 and $26,850 for the six months ended July 31, 2022 and 2021, respectively. Other expense for the six months ended July 31, 2022 and 2021 related to interest expense on the outstanding balance of the 11% revolving credit facility due December 2025.

Net Loss. Our net loss for the six months ended July 31, 2022 and 2021 was $48,738 and $42,329, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the credit facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of July 31, 2022, we had a cash balance of $12,126, total liabilities of $992,143 and a positive working capital balance of approximately $5,700. We believe our available borrowing capacity under the credit facility provides us with sufficient capital for the next twelve months from the issuance date of this report.

MULTI SOLUTIONS II, INC.
In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $700,000, maturing in December 2025, as amended as of June 10, 2022. The outstanding principal and interest owed to Vector as of July 31, 2022 was $985,738, which included principal of $584,800 and accrued interest of $400,938. We believe this revolving credit facility provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the six months ended July 31, 2022, net cash and cash equivalents increased by $4,751. Net cash used in operations was $27,250, compared to $21,979 for the six months ended July 31, 2021.

For the six months ended July 31, 2022 and 2021, no cash was provided by investing activities.

For the six months ended July 31, 2022, cash provided by financing activities was $32,001 and $22,719, respectively, and was associated with borrowing under the revolving credit facility.

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

MULTI SOLUTIONS II, INC.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings of which we or any of our property is the subject as of the date of this filing.

ITEM 6.    EXHIBITS

No.		Description

10.1		Amendment No 11 to Revolving Credit Promissory Note by and between Multi Solutions II, Inc. and Vector Group Ltd. dated June 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended April 30,2022).

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

*		Incorporated by reference
***		Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 13, 2022	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer