Form 10-Q
period 2022-10-31
MULTI SOLUTIONS II, INC
filed 2022-12-09
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2022

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
☒ Yes ☐ No
At December 2, 2022, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	October 31, 2022	January 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$5,730	$7,375
Total assets	$5,730	$7,375

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$6,369	$16,623
Total current liabilities	6,369	16,623

Due to shareholder	1,002,177	922,031

Total liabilities	1,008,546	938,654

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,423,400)	(9,351,863)
Total shareholders' deficiency	(1,002,816)	(931,279)
Total liabilities and shareholders' deficiency	$5,730	$7,375

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	6,360	7,337	23,392	22,816
Total operating expenses	6,360	7,337	23,392	22,816

LOSS FROM OPERATIONS	(6,360)	(7,337)	(23,392)	(22,816)

OTHER EXPENSE
Interest expense	(16,439)	(14,517)	(48,145)	(41,367)
Total other expense	(16,439)	(14,517)	(48,145)	(41,367)

LOSS BEFORE TAXES	(22,799)	(21,854)	(71,537)	(64,183)

Income tax provision	—	—	—	—

NET LOSS	$(22,799)	$(21,854)	$(71,537)	$(64,183)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - August 1, 2022	1,899,575	$1,900	$8,418,684	$(9,400,601)	$(980,017)

Net loss	—	—	—	(22,799)	(22,799)

Balances - October 31, 2022	1,899,575	$1,900	$8,418,684	$(9,423,400)	$(1,002,816)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - August 1, 2021	1,899,575	$1,900	$8,418,684	$(9,298,500)	$(877,916)

Net loss	—	—	—	(21,854)	(21,854)

Balances - October 31, 2021	1,899,575	$1,900	$8,418,684	$(9,320,354)	$(899,770)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2022	1,899,575	$1,900	$8,418,684	$(9,351,863)	$(931,279)

Net loss	—	—	—	(71,537)	(71,537)

Balances - October 31, 2022	1,899,575	$1,900	$8,418,684	$(9,423,400)	$(1,002,816)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2021	1,899,575	$1,900	$8,418,684	$(9,256,171)	$(835,587)

Net loss	—	—	—	(64,183)	(64,183)

Balances - October 31, 2021	1,899,575	$1,900	$8,418,684	$(9,320,354)	$(899,770)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31, 2022	October 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,537)	$(64,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	48,145	41,367
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(10,254)	(55,448)
Net cash used in operating activities	(33,646)	(78,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	32,001	83,602
Net cash provided by financing activities	32,001	83,602

NET( DECREASE) INCREASE IN CASH	(1,645)	5,338

CASH AT BEGINNING OF PERIOD	7,375	8,608

CASH AT END OF PERIOD	$5,730	$13,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As disclosed in Note 2, the Company increased its borrowing capacity on the credit facility to $700,000. As of October 31, 2022, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

The unaudited interim condensed financial statements of the Company as of October 31, 2022 and for the three and nine months ended October 31, 2022 and 2021 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at October 31, 2022, the results of its operations for the three and nine months ended October 31, 2022 and 2021, and the results of its cash flows for the nine months ended October 31, 2022 and 2021. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2022 filed with the Securities and Exchange Commission ("SEC").

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

(G) Subsequent Events:

The Company has evaluated subsequent events through December 9, 2022, the date the financial statements were issued.

MULTI SOLUTIONS II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 2.   DUE TO SHAREHOLDER

The Company has a credit facility with its majority shareholder, whereby, the credit facility provides the principal amount up to $700,000, as amended as of June 10, 2022, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2025. As of October 31, 2022 and January 31, 2022, respectively, principal and interest outstanding under the credit facility totaled $1,002,177 and $922,031, including principal of $584,800 and $552,799, respectively, and accrued interest of $417,377 and $369,232, respectively. Interest expense related to the credit facility was $16,439 and $14,517 for the three months ended October 31, 2022 and 2021, respectively; and $48,145 and $41,367 for the nine months ended October 31, 2022 and 2021, respectively.

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

MULTI SOLUTIONS II, INC.
Results of Operations

Comparison of Three Months Ended October 31, 2022 and 2021

Revenues. We did not generate revenues for the three months ended October 31, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2022 and 2021 were $6,360 and $7,337, respectively. During the three months ended October 31, 2022 and 2021, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $16,439 and $14,517 for the three months ended October 31, 2022 and 2021, respectively. Other expense for the three months ended October 31, 2022 and 2021 related to interest expense on the outstanding balance of the credit facility executed in April 2012.
Net Loss. Our net loss for the three months ended October 31, 2022 and 2021 was $22,799 and $21,854, respectively.

Comparison of Nine Months Ended October 31, 2022 and 2021

Revenues. We did not generate revenues for the nine months ended October 31, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2022 and 2021 were $23,392 and $22,816, respectively. During the nine months ended October 31, 2022 and 2021, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $48,145 and $41,367 for the nine months ended October 31, 2022 and 2021, respectively. Other expense for the nine months ended October 31, 2022 and 2021 related to interest expense on the outstanding balance of the 11% revolving credit facility due December 2025.

Net Loss. Our net loss for the nine months ended October 31, 2022 and 2021 was $71,537 and $64,183, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the credit facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of October 31, 2022, we had a cash balance of $5,730, total liabilities of $1,008,546 and a negative working capital balance of approximately $600. We believe our available borrowing capacity under the credit facility provides us with sufficient capital for the next twelve months from the issuance date of this report.

MULTI SOLUTIONS II, INC.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $700,000, maturing in December 2025, as amended as of June 10, 2022. The outstanding principal and interest owed to Vector as of October 31, 2022 was $1,002,177, which included principal of $584,800 and accrued interest of $417,377. We believe this revolving credit facility provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the nine months ended October 31, 2022, net cash and cash equivalents decreased by $1,645. Net cash used in operations was $33,646, compared to $78,264 for the nine months ended October 31, 2021.

For the nine months ended October 31, 2022 and 2021, no cash was provided by investing activities.

For the nine months ended October 31, 2022,and 2021 cash provided by financing activities was $32,001 and $83,602, respectively, and was associated with borrowing under the revolving credit facility.

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

Dated:	December 9, 2022	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer