Form 10-Q
period 2023-04-30
MULTI SOLUTIONS II, INC
filed 2023-06-14
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2023

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
☒ Yes ☐ No
At June 5, 2023, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	April 30, 2023	January 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash	$16,701	$13,182
Total assets	$16,701	$13,182

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$8,317	$15,549
Total current liabilities	8,317	15,549

Due to shareholder	1,068,226	1,032,762

Total liabilities	1,076,543	1,048,311

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,480,426)	(9,455,713)
Total shareholders' deficiency	(1,059,842)	(1,035,129)
Total liabilities and shareholders' deficiency	$16,701	$13,182

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	April 30, 2023	April 30, 2022

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	8,249	7,226
Total operating expenses	8,249	7,226

LOSS FROM OPERATIONS	(8,249)	(7,226)

OTHER EXPENSE
Interest expense	(16,464)	(15,516)
Total other expense	(16,464)	(15,516)

LOSS BEFORE TAXES	(24,713)	(22,742)

Income tax provision	—	—

NET LOSS	$(24,713)	$(22,742)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2023	1,899,575	$1,900	$8,418,684	$(9,455,713)	$(1,035,129)

Net loss	—	—	—	(24,713)	(24,713)

Balances - April 30, 2023	1,899,575	$1,900	$8,418,684	$(9,480,426)	$(1,059,842)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2022	1,899,575	$1,900	$8,418,684	$(9,351,863)	$(931,279)

Net loss	—	—	—	(22,742)	(22,742)

Balances - April 30, 2022	1,899,575	$1,900	$8,418,684	$(9,374,605)	$(954,021)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30, 2023	April 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,713)	$(22,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	16,464	15,516
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(7,232)	(8,046)
Net cash used in operating activities	(15,481)	(15,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	19,000	20,000
Net cash provided by financing activities	19,000	20,000

NET INCREASE IN CASH	3,519	4,728

CASH AT BEGINNING OF PERIOD	13,182	7,375

CASH AT END OF PERIOD	$16,701	$12,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As disclosed in Note 2, the Company increased its borrowing capacity on the credit facility to $700,000. As of April 30, 2023, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

The unaudited interim condensed financial statements of the Company as of April 30, 2023 and for the three months ended April 30, 2023 and 2022 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at April 30, 2023, the results of its operations for the three months ended April 30, 2023 and 2022, and the results of its cash flows for the three months ended April 30, 2023 and 2022. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2023 filed with the Securities and Exchange Commission ("SEC").

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

(E) Loss Per Share

Basic and diluted loss per share is calculated based on loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. There are no outstanding options or warrants.

(F) New Accounting Pronouncements

Accounting Standards Updates to be adopted in the future

Management does not believe that recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.
SEC Proposed Rules

On March 21, 2022, the SEC proposed rule changes that would require registrants to provide certain climate-related information in their registration statements and annual reports. The proposed rules would require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks would also include disclosure of a registrant's greenhouse gas emissions, which have become a commonly used metric to assess a registrant's exposure to such risks. In addition, under the proposed rules, certain climate-related financial metrics would be required in a registrant's audited financial statements. The Company is currently evaluating the impact of the proposed rule changes.

(G) Subsequent Events:

The Company has evaluated subsequent events through June 14, 2023, the date the financial statements were issued.

MULTI SOLUTIONS II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 2.   DUE TO SHAREHOLDER

The Company has a credit facility with its majority shareholder Vector Group Ltd., whereby, the credit facility provides the principal amount up to $700,000, as amended as of June 10, 2022, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2025. As of April 30, 2023 and January 31, 2023, respectively, principal and interest outstanding under the credit facility totaled $1,068,226 and $1,032,762, including principal of $617,800 and $598,800, respectively, and accrued interest of $450,426 and $433,962, respectively. Interest expense related to the credit facility was $16,464 and $15,516 for the three months ended April 30, 2023 and 2022, respectively.

MULTI SOLUTIONS II, INC.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Multi Solutions II, Inc.'s audited financial statements as of and for the year ended January 31, 2023 and Notes thereto, included in our Annual Report on Form 10-K for the year ended January 31, 2023, and our Condensed Financial Statements and the related Notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the factors that may affect operating results set forth herein.

Overview

Our principal business objective for the next twelve months and beyond will be to achieve long-term growth potential through a combination with a business, rather than immediate, short-term earnings. Our search for a business opportunity will not be limited to any particular geographical area or industry, including both domestic and international companies.

We have negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $700,000, maturing in December 2025, as amended as of June 10, 2022, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this report. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

MULTI SOLUTIONS II, INC.
Comparison of Three Months Ended April 30, 2023 and 2022

Revenues. We did not generate revenues for the three months ended April 30, 2023 and 2022, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2023 and 2022 were $8,249 and $7,226, respectively. During the three months ended April 30, 2023 and 2022, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $16,464 and $15,516 for the three months ended April 30, 2023 and 2022, respectively. Other expense for the three months ended April 30, 2023 and 2022 related to interest expense on the outstanding balance of the 11% revolving credit facility due December 2025.

Net Loss. Our net loss for the three months ended April 30, 2023 and 2022 was $24,713 and $22,742, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the credit facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of April 30, 2023, we had a cash balance of $16,701, total liabilities of $1,076,543 and a positive working capital balance of approximately $8,400. We believe our available borrowing capacity under the credit facility provides us with sufficient capital for the next twelve months from the issuance date of this report.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $700,000, maturing in December 2025, as amended as of June 10, 2022. The outstanding principal and interest owed to Vector as of April 30, 2023 was $1,068,226, which included principal of $617,800 and accrued interest of $450,426. We believe this revolving credit facility provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the three months ended April 30, 2023, net cash and cash equivalents increased by $3,519. Net cash used in operations was $15,481, compared to $15,272 for the three months ended April 30, 2022.

For the three months ended April 30, 2023 and 2022, no cash was provided by investing activities.

For the three months ended April 30, 2023,and 2022 cash provided by financing activities was $19,000 and $20,000, respectively, and was associated with borrowing under the revolving credit facility.

Off Balance Sheet Arrangements

MULTI SOLUTIONS II, INC.

We do not have any off balance sheet arrangements.

Critical Accounting Policies

Management has not identified any critical accounting policies

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

Our significant accounting estimates are described in more detail in Note 1 to our financial statements included in the annual report on Form 10-K for the year ended January 31, 2023.

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

Dated:	June 14, 2023	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer