Form 10-Q
period 2023-10-31
MULTI SOLUTIONS II, INC
filed 2023-12-14
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2023

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
☒ Yes ☐ No
At December 12, 2023, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	October 31, 2023	January 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash	$3,931	$13,182
Prepaid assets	2,646	—
Total assets	$6,577	$13,182

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$10,065	$15,549
Total current liabilities	10,065	15,549

Due to shareholder	1,115,399	1,032,762

Total liabilities	1,125,464	1,048,311

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,539,471)	(9,455,713)
Total shareholders' deficiency	(1,118,887)	(1,035,129)
Total liabilities and shareholders' deficiency	$6,577	$13,182

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	10,595	6,360	32,120	23,392
Total operating expenses	10,595	6,360	32,120	23,392

Loss from operations	(10,595)	(6,360)	(32,120)	(23,392)

Other expenses
Interest expense	(17,704)	(16,439)	(51,638)	(48,145)
Total other expense	(17,704)	(16,439)	(51,638)	(48,145)

Loss before taxes	(28,299)	(22,799)	(83,758)	(71,537)

Income tax provision	—	—	—	—

Net loss	$(28,299)	$(22,799)	$(83,758)	$(71,537)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Basic and diluted weighted average number of shares outstanding	1,899,575	1,899,575	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance as of August 1, 2023	1,899,575	$1,900	$8,418,684	$(9,511,172)	$(1,090,588)

Net loss	—	—	—	(28,299)	(28,299)

Balance as of October 31, 2023	1,899,575	$1,900	$8,418,684	$(9,539,471)	$(1,118,887)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance as of August 1, 2022	1,899,575	$1,900	$8,418,684	$(9,400,601)	$(980,017)

Net loss	—	—	—	(22,799)	(22,799)

Balance as of October 31, 2022	1,899,575	$1,900	$8,418,684	$(9,423,400)	$(1,002,816)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance as of February 1, 2023	1,899,575	$1,900	$8,418,684	$(9,455,713)	$(1,035,129)

Net loss	—	—	—	(83,758)	(83,758)

Balance as of October 31, 2023	1,899,575	$1,900	$8,418,684	$(9,539,471)	$(1,118,887)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance as of February 1, 2022	1,899,575	$1,900	$8,418,684	$(9,351,863)	$(931,279)

Net loss	—	—	—	(71,537)	(71,537)

Balance as of October 31, 2022	1,899,575	$1,900	$8,418,684	$(9,423,400)	$(1,002,816)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31, 2023	October 31, 2022

Cash flow from operating activities:
Net loss	$(83,758)	$(71,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	51,637	48,145
Changes in operating assets and liabilities:
Increase in prepaid assets	(2,646)	—
Decrease in accounts payable and accrued expenses	(5,484)	(10,254)
Net cash used in operating activities	(40,251)	(33,646)

Cash flow from financing activities:
Proceeds from debt issuance	31,000	32,001
Net cash provided by financing activities	31,000	32,001

Net (decrease) increase in cash	(9,251)	(1,645)

Cash at beginning of period	13,182	7,375

Cash at end of period	$3,931	$5,730

Supplemental disclosure of cash flow information:

Interest paid	$—	$—
Income taxes paid	$—	$—

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
The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As disclosed in Note 2, the Company increased its borrowing capacity on the credit facility to $700,000. As of October 31, 2023, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.
The unaudited interim condensed financial statements of the Company as of October 31, 2023 and for the three and nine months ended October 31, 2023 and 2022 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at October 31, 2023, the results of its operations for the three and nine months ended October 31, 2023 and 2022, and the results of its cash flows for the nine months ended October 31, 2023 and 2022. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2023 filed with the Securities and Exchange Commission ("SEC").
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
(G) Subsequent Events:
The Company has evaluated subsequent events through December 14, 2023, the date the financial statements were issued.

NOTE 2.   DUE TO SHAREHOLDER
The Company has a credit facility with its majority shareholder Vector Group Ltd., whereby, the credit facility provides the principal amount up to $700,000, as amended as of June 10, 2022, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2025. As of October 31, 2023 and January 31, 2023, respectively, principal and interest outstanding under the credit facility totaled $1,115,399 and $1,032,762, including principal of $629,800 and $598,800, respectively, and accrued interest of $485,599 and $433,962, respectively. Interest expense related to the credit facility was $17,704 and $16,439 for the three months ended October 31, 2023 and 2022, respectively; and $51,638 and $48,145 for the nine months ended October 31, 2023 an 2022, respectively.

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

MULTI SOLUTIONS II, INC.
Results of Operations
Comparison of Three Months Ended October 31, 2023 and 2022
Revenues. We did not generate revenues for the three months ended October 31, 2023 and 2022, respectively.
General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2023 and 2022 were $10,595 and $6,360, respectively. During the three months ended October 31, 2023 and 2022, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.
Other Expense. Other expense was $17,704 and $16,439 for the three months ended October 31, 2023 and 2022, respectively. Other expense for the three months ended October 31, 2023 and 2022 related to interest expense on the outstanding balance of the 11% revolving credit facility due December 2025.
Net Loss. Our net loss for the three months ended October 31, 2023 and 2022 was $28,299 and $22,799, respectively.

Comparison of Nine Months Ended October 31, 2023 and 2022
Revenues. We did not generate revenues for the nine months ended October 31, 2023 and 2022, respectively.
General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2023 and 2022 were $32,120 and $23,392, respectively. During the nine months ended October 31, 2023 and 2022, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.
Other Expense. Other expense was $51,638 and $48,145 for the nine months ended October 31, 2023 and 2022, respectively. Other expense for the nine months ended October 31, 2023 and 2022 related to interest expense on the outstanding balance of the 11% revolving credit facility due December 2025.
Net Loss. Our net loss for the nine months ended October 31, 2023 and 2022 was $83,758 and $71,537, respectively.

Liquidity and Capital Resources
We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the credit facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of October 31, 2023, we had a cash balance of $3,931, total liabilities of $1,125,464 and a negative working capital balance of approximately $3,500. We believe our available borrowing capacity under the credit facility provides us with sufficient capital for the next twelve months from the issuance date of this report.
In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $700,000, maturing in December 2025, as amended as of June 10, 2022. The outstanding principal and interest owed to Vector as of October 31, 2023 was $1,115,399, which included principal of $629,800 and accrued interest of $485,599. We believe this revolving credit facility provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are

MULTI SOLUTIONS II, INC.
insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.
Discussion of Cash Flows
For the nine months ended October 31, 2023, net cash and cash equivalents decreased by $9,251. Net cash used in operations was $40,251, compared to $33,646 for the nine months ended October 31, 2022.
For the nine months ended October 31, 2023 and 2022, no cash was provided by investing activities.
For the nine months ended October 31, 2023,and 2022 cash provided by financing activities was $31,000 and $32,001, respectively, and was associated with borrowing under the revolving credit facility.
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

Dated:	December 14, 2023	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer