Form 10-Q
period 2024-07-31
MULTI SOLUTIONS II, INC
filed 2024-09-13
CIK 723733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2024

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
☒ Yes ☐ No
At September 5, 2024, Multi Solutions II, Inc. had 1,899,575 shares of common stock outstanding.

MULTI SOLUTIONS II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Solutions II, Inc.
Condensed Balance Sheets

	July 31, 2024	January 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash	$2,348	$2,381
Prepaid assets	4,454	1,323
Total assets	$6,802	$3,704

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$6,300	$19,105
Total current liabilities	6,300	19,105

Due to shareholder	1,214,260	1,138,201

Total liabilities	1,220,560	1,157,306

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,899,575 shares issued and outstanding	1,900	1,900
Additional paid-in capital	8,418,684	8,418,684
Accumulated deficit	(9,634,342)	(9,574,186)
Total shareholders' deficiency	(1,213,758)	(1,153,602)
Total liabilities and shareholders' deficiency	$6,802	$3,704

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	14,664	13,276	23,597	21,525
Total operating expenses	14,664	13,276	23,597	21,525

LOSS FROM OPERATIONS	(14,664)	(13,276)	(23,597)	(21,525)

OTHER EXPENSE
Interest expense	(18,795)	(17,470)	(36,559)	(33,934)
Total other expense	(18,795)	(17,470)	(36,559)	(33,934)

LOSS BEFORE TAXES	(33,459)	(30,746)	(60,156)	(55,459)

Income tax provision	—	—	—	—

NET LOSS	$(33,459)	$(30,746)	$(60,156)	$(55,459)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,899,575	1,899,575	1,899,575	1,899,575

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - May 1, 2024	1,899,575	$1,900	$8,418,684	$(9,600,883)	$(1,180,299)

Net loss	—	—	—	(33,459)	(33,459)

Balances - July 31, 2024	1,899,575	$1,900	$8,418,684	$(9,634,342)	$(1,213,758)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - May 1, 2023	1,899,575	$1,900	$8,418,684	$(9,480,426)	$(1,059,842)

Net loss	—	—	—	(30,746)	(30,746)

Balances - July 30, 2023	1,899,575	$1,900	$8,418,684	$(9,511,172)	$(1,090,588)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2024	1,899,575	$1,900	$8,418,684	$(9,574,186)	$(1,153,602)

Net loss	—	—	—	(60,156)	(60,156)

Balances - July 31, 2024	1,899,575	$1,900	$8,418,684	$(9,634,342)	$(1,213,758)

	Common Stock		Additional Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2023	1,899,575	$1,900	$8,418,684	$(9,455,713)	$(1,035,129)

Net loss	—	—	—	(55,459)	(55,459)

Balances - July 31, 2023	1,899,575	$1,900	$8,418,684	$(9,511,172)	$(1,090,588)

See accompanying notes to condensed unaudited financial statements.

Multi Solutions II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31, 2024	July 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,156)	$(55,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	36,558	33,933
Changes in operating assets and liabilities:
Increase in prepaid expenses	(3,131)	(3,969)
Decrease in accounts payable and accrued expenses	(12,805)	(7,886)
Net cash used in operating activities	(39,534)	(33,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	39,501	31,000
Net cash provided by financing activities	39,501	31,000

NET INCREASE IN CASH	(33)	(2,381)

CASH AT BEGINNING OF PERIOD	2,381	13,182

CASH AT END OF PERIOD	$2,348	$10,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As disclosed in Note 2, the Company increased its borrowing capacity on the credit facility to $800,000. As of July 31, 2024, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

The unaudited interim condensed financial statements of the Company as of July 31, 2024 and for the three and six months ended July 31, 2024 and 2023 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at July 31, 2024, the results of its operations for the three and six months ended July 31, 2024 and 2023, and the results of its cash flows for the six months ended July 31, 2024 and 2023. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2024 filed with the Securities and Exchange Commission ("SEC").

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

(G) Subsequent Events:

The Company has evaluated subsequent events through September 13, 2024, the date the financial statements were issued. On September 13, 2024, Multi Soft II, Inc. ("Multi Soft"), the Company's 11.29%-owned investment, filed a Form 15 with the SEC suspending its duty to file reports under Section 13(a) and Section 15(d) of the Exchange Act.

MULTI SOLUTIONS II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 2.   DUE TO SHAREHOLDER

The Company has a credit facility with its majority shareholder Vector Group Ltd., whereby, the credit facility provides the principal amount up to $800,000, as amended as of April 26, 2024, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2027. As of July 31, 2024 and January 31, 2024, respectively, principal and interest outstanding under the credit facility totaled $1,214,260 and $1,138,201, including principal of $674,300 and $634,799, respectively, and accrued interest of $539,960 and $503,402, respectively. Interest expense related to the credit facility was $18,795 and $17,470 for the three months ended July 31, 2024 and 2023, respectively; and $36,559 and $33,934 for the six months ended July 31, 2024 and 2023, respectively.

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

MULTI SOLUTIONS II, INC.
Results of Operations

Comparison of Three Months Ended July 31, 2024 and 2023

Revenues. We did not generate revenues for the three months ended July 31, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2024 and 2023 were $14,664 and $13,276, respectively. During the three months ended July 31, 2024 and 2023, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $18,795 and $17,470 for the three months ended July 31, 2024 and 2023, respectively. Other expense for the three months ended July 31, 2024 and 2023 related to interest expense on the outstanding balance of the 11% revolving credit facility due December 2027.
Net Loss. Our net loss for the three months ended July 31, 2024 and 2023 was $33,459 and $30,746, respectively.

Comparison of Six Months Ended July 31, 2024 and 2023

Revenues. We did not generate revenues for the six months ended July 31, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2024 and 2023 were $23,597 and $21,525, respectively. During the six months ended July 31, 2024 and 2023, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $36,559 and $33,934 for the six months ended July 31, 2024 and 2023, respectively. Other expense for the six months ended July 31, 2024 and 2023 related to interest expense on the outstanding balance of the 11% revolving credit facility due December 2027.

Net Loss. Our net loss for the six months ended July 31, 2024 and 2023 was $60,156 and $55,459, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the credit facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of July 31, 2024, we had a cash balance of $2,348, total liabilities of $1,220,560 and a positive working capital balance of approximately $500. We believe our available borrowing capacity under the credit facility provides us with sufficient capital for the next twelve months from the issuance date of this report.

MULTI SOLUTIONS II, INC.
In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $800,000, maturing in December 2027, as amended as of April 26, 2024. The outstanding principal and interest owed to Vector as of July 31, 2024 was $1,214,260, which included principal of $674,300 and accrued interest of $539,960. We believe this revolving credit facility provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the six months ended July 31, 2024, net cash and cash equivalents decreased by $33. Net cash used in operations was $39,534, compared to $33,381 for the six months ended July 31, 2023.

For the six months ended July 31, 2024 and 2023, no cash was provided by investing activities.

For the six months ended July 31, 2024 and 2023 cash provided by financing activities was $39,501 and $31,000, respectively, and was associated with borrowing under the revolving credit facility.

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

Dated:	September 13, 2024	MULTI SOLUTIONS II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer